Form 10QSB
period 1996-03-31
SYNERGISTIC HOLDING CORP
filed 1996-05-15
CIK 918963

                                     FORM 10-QSB

                       U.S. Securities and Exchange Commission

                                Washington, D.C. 20549



         [ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ..........March 31, 1996........................

         [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
                OF THE EXCHANGE ACT


For the transition period from ................ to ............................

Commission file number................1-12856..................................

 .............................SYNERGISTIC HOLDINGS CORP.. ......................
                           (Name of Small Business Issuer)


 ........Delaware.............................................42-1358036........
(State of Incorporation)                   (IRS Employer Identification Number)

           ......405 Sixth Avenue, Suite 200, Des Moines, Iowa  50309......

                              ......(515) 247-8100......



    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes....X....  No........

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  ........5,949,535 common shares as of April 30, 1996........

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                SYNERGISTIC HOLDINGS CORP. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS


                                                   MARCH 31,     DECEMBER 31,
                                                      1996           1995
                                                  (UNAUDITED)      (AUDITED)
                                                  -----------    ------------
ASSETS
Cash and cash equivalents                            $269,411        $264,427
Receivables from brokers, dealers and clearing
  organizations                                       924,593       1,190,345
Securities owned, at market value                     582,482       1,689,637
Investment in Electronic Designs, Inc., at cost     1,100,000       1,300,000
Investment in Salex Holding Corp., at cost          2,000,000       1,500,000
Receivables from officers, employees and
  others, net                                         256,269         283,444
Furniture, fixtures and equipment, net                435,802         462,799
Deferred income taxes                                 889,000         889,000
Other assets                                          198,023         275,122
                                                  -----------    ------------
    TOTAL                                          $6,655,580     $ 7,854,774
                                                  -----------    ------------
                                                  -----------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Securities sold, but not yet purchased, at
  market value                                         16,414         337,502
Accounts payable and accrued expenses               1,590,760       2,183,191
Long-term debt                                      1,000,000       2,909,690
                                                  -----------    ------------
                                                    2,607,174       5,430,383
                                                  -----------    ------------
Excess of fair value of assets acquired over cost     757,944         798,549
                                                  -----------    ------------
Commitments and contingencies

Stockholders' Equity:
Preferred stock, $.01 par value; authorized,
  1,000,000 shares; none issued or outstanding
Common stock, $.01 par value; authorized,
  10,000,000 shares; 5,949,535 and 3,085,000
  shares issued and outstanding, respectively          59,495          30,850
Treasury stock, 15,440 shares, at cost               (20,802)        (20,802)
Additional paid-in capital                          6,481,694       4,576,809
Accumulated deficit                               (3,225,388)     (2,877,201)
Common stock and warrants owned by subsidiary,
  at cost; No common shares and 10,800 warrants
  and 21,622 common shares and 68,815 warrants,
  respectively                                        (4,537)        (83,814)
                                                  -----------    ------------
Total stockholders' equity                          3,290,462       1,625,842
                                                  -----------    ------------
    TOTAL                                          $6,655,580      $7,854,774
                                                  -----------    ------------
                                                  -----------    ------------

                   See notes to consolidated financial statements.

                      SYNERGISTIC HOLDINGS CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                                          QUARTER ENDED
                                                  ---------------------------
                                                   MARCH 31,       MARCH 31,
                                                     1996            1995
                                                  -----------    ------------
REVENUES
Principal transactions                             $1,512,475      $1,889,184
Commissions                                         1,117,904       1,604,995
Investment banking                                     81,440          87,685
Interest and dividends                                 32,629          64,992
Other                                                 416,161         622,771
                                                  -----------     -----------
    Total revenues                                  3,160,609       4,269,627
                                                  -----------     -----------

EXPENSES
Employee compensation                               2,034,153       3,198,576
Commissions and floor brokerage                       294,013         483,015
Communications                                        349,277         695,399
Interest                                               66,329           7,848
Occupancy and equipment                               442,048         591,606
Promotional                                            42,165         119,206
Litigation and legal costs                            150,311         130,060
Other                                                 130,500         281,568
                                                  -----------     -----------
    Total expenses                                  3,508,796       5,507,278
                                                  -----------     -----------

LOSS BEFORE INCOME TAXES                            (348,187)     (1,237,651)

BENEFIT FOR INCOME TAXES                                            (430,000)
                                                  -----------     -----------

NET LOSS                                           $(348,187)     $ (807,651)
                                                  -----------     -----------
                                                  -----------     -----------

LOSS PER SHARE AND EQUIVALENT SHARE:
Net loss per share                                 $   (0.11)     $    (0.26)
                                                  -----------     -----------
                                                  -----------     -----------

Weighted average shares and share
  equivalents outstanding                           3,116,478       3,085,000
                                                  -----------     -----------
                                                  -----------     -----------


                   See notes to consolidated financial statements.

                      SYNERGISTIC HOLDINGS CORP. AND SUBSIDIARY
                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                 COMMON STOCK        ADDITIONAL                          COMMON STOCK AND
                             ----------------------    PAID-IN   ACCUMULATED   TREASURY  WARRANTS OWNED BY       STOCKHOLDERS
                               SHARES      AMOUNT      CAPITAL    DEFICIT       STOCK    SUBSIDIARY, AT COST       EQUITY
                             ----------  ----------  ----------  -----------   --------  --------------------    ------------
Balances,
  January 1, 1996            3,085,000    $30,850     4,576,809  ($2,877,201)  ($20,802)       ($83,814)          $1,625,842

Sale of common stock and
  warrants by subsidiary,
  at cost                           --         --        23,840           --         --          79,277              103,117

Conversion of long-term debt        --     28,645     1,881,045           --         --              --            1,909,690

Net loss                            --         --            --     (348,187)        --              --             (348,187)
                             ---------   --------    ----------  ------------  ---------      ----------         -----------

Balances,
  March 31, 1996             5,949,535    $59,495    $6,481,694  ($3,225,388)  ($20,802)        ($4,537)          $3,290,462
                             ---------   --------    ----------  ------------  ---------      ----------         -----------
                             ---------   --------    ----------  ------------  ---------      ----------         -----------




See notes to consolidated financial statements.

                      SYNERGISTIC HOLDINGS CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                -----------------------------
                                                    MARCH 31,      MARCH 31,
                                                    1996            1995
                                                -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                           ($348,187)      ($807,651)
                                                  -----------     -----------
Adjustments to reconcile net loss to net
  cash provided by operating activities:
Amortization                                         (40,605)        (40,604)
Depreciation                                           47,731          66,685
Benefit for deferred income taxes                                   (459,500)
Changes in:
  Receivables from brokers, dealers and
    clearing organizations                            265,752         406,608
  Securities owned, at market value                 1,107,155       1,195,523
  Receivables from officers, employees and
    others, net                                        27,175        (95,210)
  Other assets                                         77,099       (103,730)
  Securities sold, but not yet purchased, at
    market value                                    (321,088)          68,848
  Accounts payable and accrued expenses             (592,431)       (107,716)
                                                  -----------     -----------
Total adjustments                                     570,788         930,904
                                                  -----------     -----------
  Net cash provided by operating activities           222,601         123,253
                                                  -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of common stock of Salex Holding Corp.  (500,000)
Sale of common stock of Electronic Designs, Inc.      200,000
Purchase of furniture, fixtures and equipment        (20,734)       (127,401)
                                                  -----------     -----------
  Net cash used in investing activities             (320,734)       (127,401)
                                                  -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock                                            (9,590)
Sale of common stock and warrants
  owned by subsidiary                                 103,117         103,318
                                                  -----------     -----------
  Net cash provided by financing activities           103,117          93,728
                                                  -----------     -----------
Net change in cash and cash equivalents                 4,984          89,580
Cash and cash equivalents at beginning of period      264,427         350,918
                                                  -----------     -----------
Cash and cash equivalents at end of period           $269,411        $440,498
                                                  -----------     -----------
                                                  -----------     -----------


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
In connection with the conversion of $1,909,690 in long-term debt, the Company issued 2,864,535 shares of $.01 par value common stock.


                   See notes to consolidated financial statements.

SYNERGISTIC HOLDINGS CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
AS OF MARCH 31, 1996 AND DECEMBER 31, 1995; AND FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

- - --------------------------------------------------------------------------------

1.  SIGNIFICANT ACCOUNTING POLICIES

    The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and notes thereto of Synergistic Holdings Corp. and Subsidiary (the "Company") for the years ended December 31, 1995 and 1994, as included within Form 10-KSB filed with the Securities and Exchange Commission on March 28, 1996.

    Per share data is determined based on the weighted average number of common shares and common share equivalents assumed to be outstanding for the period. Common shares issued during the period are treated as outstanding from the trade date of issuance. Common Stock equivalents relating to stock options and warrants have been excluded in determining per share data as they are antidilutive.


2.  SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED

    Securities owned and securities sold, but not yet purchased are valued at quoted market prices or fair value (primarily using dealer quotes or market prices of comparable securities), as appropriate. Securities owned valued at fair value, for which market quotations are not readily available, totaled approximately $31,000 at December 31, 1995. Market quotations were readily available at March 31, 1996 for all securities owned valued at fair value. At December 31, 1995 and March 31, 1996, the Company owned securities approximating $157,000 and $104,000, respectively, (all of which were corporate stocks, options and warrants) which it considered thinly traded. Securities owned that may be thinly traded are reviewed periodically to determine if their valuation should be less than at market. As of December 31, 1995 and March 31, 1996, no valuations below market were considered necessary.


3.  LONG-TERM DEBT

    In August 1995 as consideration for a loan in the principal amount of $1,909,690, the Company issued to Falstaff, Ltd, ("Falstaff") a 10% convertible note (the "Note"). The Note was due on August 31, 1997 and was convertible at the rate of $.666 of principal amount per share.

    On March 31, 1996, Falstaff elected to convert the principal amount of the
    Note into 2,864,535 shares of the Company's $.01 par value common stock. Following the conversion, the Company has 5,949,535 shares of common stock outstanding.


4.  SALEX

    On May 1, 1996, the Company executed a letter of intent with Salex Holding Corp.("Salex") with respect to the acquisition of the balance of the outstanding shares of Salex in exchange for a 51% interest in the Company and a $1 million, 2 year promissory note payable to the majority shareholder in Salex.

    As part of the stock purchase agreement, the Company has agreed to exchange 100% of the shares in its wholly-owned subsidiary, Dickinson & Co., and 400,000 shares of Electronic Designs, Inc.("Electronic Designs") for approximately $3 million of Company shares owned by Dickinson Holding Corp.("DHC"). DHC is owned and controlled by management and certain shareholders of the Company. Closing of the stock purchase agreement is subject to completion of due diligence and preparation and execution of a definitive stock purchase agreement.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

    Total revenues for the three months ended March 31, 1996 were $3,160,609, a decrease of $1,109,018, or 26.0%, compared to total revenues of $4,269,627 for the three months ended March 31, 1995. Revenues from principal transactions decreased to $1,512,475 for the three months ended March 31, 1996, compared to $1,889,184 for the prior comparable period. The decrease is mainly attributable to the closing and consolidation of certain branch offices during 1995.
Revenues from commissions decreased to $1,117,904 for the three months ended March 31, 1996, compared to $1,604,995 for the prior comparable period primarily for the same reasons. Revenues from investment banking activities decreased to $81,440 for the three months ended March 31, 1996, compared to $87,685 for the prior comparable period. Interest and dividends decreased to $32,629 for the three months ended March 31, 1996 compared to $64,992 for the prior comparable period as a result of a decrease in funds available for investing. Other revenue decreased to $416,161 for the three months ended March 31, 1996, compared to $622,771 for the prior comparable period primarily as a result of a decrease in fees charged to customers for postage, handling and transfer fees. Postage, handling and transfer fees vary with the level of principal transactions and commissions.

    Total expenses for the three months ended March 31, 1996 were $3,508,796, a decrease of $1,998,482 or 36.3%, compared to total expenses of $5,507,278 for the three months ended March 31, 1995. Employee compensation and benefits decreased to $2,034,153 for the three months ended March 31, 1996, compared to $3,198,576 for the prior comparable period, as a result of the decrease in revenues and related commissions paid to registered representatives. Compensation expense also decreased as a result of branch office closings and consolidations, staffing reductions and salary decreases. Commissions and floor brokerage decreased to $294,013 for the three months ended March 31, 1996, compared to $483,105 for the prior comparable period as a result of a decrease in principal transactions and commissions. Communications expense decreased to $349,277 for the three months ended March 31, 1996, compared to $695,399 for the prior comparable period primarily as a result of branch office closings and consolidations. Interest expense increased to $66,329 for the three months ended March 31, 1996 compared to $7,848 for the prior comparable period primarily as a result of interest accrued on long-term debt. Occupancy and equipment expenses decreased to $442,048 for the three months ended March 31, 1996, compared to $591,606 for the prior comparable period primarily as a result of branch office closings and consolidations. Promotional expenses decreased to $42,165 for the three months ended March 31, 1996, compared to $119,206 for the comparable prior period, primarily as a result of a decrease in travel and advertising. Litigation and legal costs, net of recoveries increased to $150,311 for the three months ended March 31, 1996, compared to $130,060 for the prior comparable period. Other expenses decreased to $130,500 for the three months ended March 31, 1996, compared to $281,568 for the prior comparable period, primarily as a result of branch office closings and consolidations.

    Although the Company believes that it will generate sufficient profits to realize the benefit of the deferred tax asset, management elected to record no income tax benefit for the losses generated during the three months ended March 31, 1996. The Company has determined that no valuation allowance is required for the deferred tax asset of $889,000. Factors that management considered in evaluating the need for a valuation allowance as of March 31, 1996 include:

    The Company implemented significant cost cutting measures during the second quarter of 1995 including salary reductions, layoffs and branch office closings and consolidations. The Company has recognized the benefits of these cost cutting measures and anticipates a continued positive effect on the Company's future earnings.

    Although the Company's investment banking activities were minimal during the three months ended March 31, 1996, management anticipates investment banking activity, which it considers highly profitable, to increase.

    The expiration dates of the net operating loss carryforwards with no valuation allowance begin in the year 2006 and end in the year 2011.

    As a result of such considerations, management has determined that no valuation allowance was required relating to the $889,000 deferred tax asset as of March 31, 1996 as it is more likely than not such will be realized based on current information.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 1996, Dickinson had net capital of approximately $250,000, which was approximately $150,000 in excess of the minimum required net capital at such date. The Company has historically financed its operations primarily through cash flow from operations. The Company currently does not have any material commitments for capital expenditures.

    Net cash provided by operating activities for the three months ended March 31, 1996 was $222,601, as compared to $123,253 for the three months ended March 31, 1995. The increase of $99,348 is primarily the result of a decrease in the loss for the three months ended March 31, 1996 as compared to the prior comparable period which was partially offset by the decrease in accounts payable and accrued expenses and securities sold, but not yet purchased, at market value.

    Net cash used in investing activities for the three months ended March 31, 1996 increased by $193,333 primarily as a result of the acquisition of additional shares of common stock of Salex Holding Corp which was partially offset by the sale of a portion of the Electronic Designs, Inc. common stock. Net cash provided by financing activities for the three months ended March 31, 1996 was $103,117 compared to $93,728 for the three months ended March 31, 1995.

ANALYSIS OF FINANCIAL CONDITION

    At March 31, 1996, the Company's total assets were $6,655,580, a decrease of 15.3%, and stockholder's equity was $3,290,462, an increase of 102.4% from December 31, 1995.

    Receivables from brokers, dealers and clearing organizations decreased by $265,752 and securities owned, at market value decreased by $1,107,155 during the first three months of 1996. Amounts due from brokers, dealers and clearing organizations, which the Company considers highly liquid, are subject to change from time to time depending upon levels of open securities positions and the timing of securities transactions. The Company decreased its balance in securities owned, at market value, in order to enhance cash flow and regulatory capital.

    Long-term debt decreased by $1,909,690 and stockholder's equity increased by $1,664,620 during the first three months of 1996 primarily as a result of the conversion of the Falstaff note into the Company's common stock.

                             PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

    Not applicable.

ITEM 2.  CHANGES IN SECURITIES.

    Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

    Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

ITEM 5.  OTHER INFORMATION.

    Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  EXHIBITS:
         Exhibit 11 Statement Re Computation of Per Share Earnings -- Page 13.
         Exhibit 27 Financial Data Schedule
    (b)  REPORTS ON FORM 8-K.
         Not applicable.

                                   ***SIGNATURES***


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       SYNERGISTIC HOLDINGS CORP.
                                       ---------------------------
                                            Registrant



Date:  May 10, 1996                    /s/ Elizabeth R. Ring
     ------------------------------    ----------------------------------------
                                       Elizabeth R. Ring
                                       Chief Financial Officer and Treasurer




Date:  May 10, 1996                    /s/ Elizabeth R. Ring
     ------------------------------    ----------------------------------------
                                       Elizabeth R. Ring
                                       Principal Accounting Officer