Form 10QSB
period 1996-06-30
SYNERGISTIC HOLDING CORP
filed 1996-08-12
CIK 918963

                                   FORM 10-QSB

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

               [ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ...............June 30, 1996....................


              [    ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (D)
                               OF THE EXCHANGE ACT


For the transition period from .................... to .........................

Commission file number...................1-12856................................

 ...........................SYNERGISTIC HOLDINGS CORP............................
                        (Name of Small Business Issuer)


 .............Delaware...................................42-1358036........
    (State of Incorporation)               (IRS Employer Identification Number)

        ......405 Sixth Avenue, Suite 200, Des Moines, Iowa  50309......

                           ......(515) 247-8100......



     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
Yes....X....  No........

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  ........5,949,535 common shares as of August 5, 1996........

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                    SYNERGISTIC HOLDINGS CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                  June 30,    December 31,
                                                                    1996          1995
                                                                (Unaudited)     (Audited)
                                                                -----------   ------------
ASSETS
Cash and cash equivalents                                       $   330,263    $   264,427
Receivables from brokers, dealers and clearing organizations        863,360      1,190,345
Securities owned, at market value                                   678,082      1,689,637
Investment in Electronic Designs, Inc., at cost                   1,000,000      1,300,000
Investment in Salex Holding Corp., at cost                        2,000,000      1,500,000
Receivables from officers and employees                             261,034        283,444
Furniture, fixtures and equipment, net                              395,080        462,799
Deferred income taxes                                               889,000        889,000
Other assets                                                        164,857        275,122
                                                                -----------    -----------
    TOTAL                                                       $ 6,581,676    $ 7,854,774
                                                                -----------    -----------
                                                                -----------    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Securities sold, but not yet purchased, at market value             144,989        337,502
Long-term debt                                                    1,000,000      2,909,690
Accounts payable and accrued expenses                             1,480,549      2,183,191
                                                                -----------    -----------

                                                                  2,625,538      5,430,383
                                                                -----------    -----------
Excess of fair value of assets acquired over cost                   717,341        798,549
                                                                -----------    -----------

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $.01 par value; authorized, 1,000,000 shares;
  none issued or outstanding
Common stock, $.01 par value; authorized, 10,000,000 shares;
  issued and outstanding,  5,949,535 shares at June 30, 1996
  and 3,085,000 shares at December 31, 1995                          59,495         30,850
Treasury stock, 15,440 shares, at cost                              (20,802)       (20,802)
Additional paid-in capital                                        6,481,694      4,576,809
Accumulated deficit                                              (3,281,590)    (2,877,201)
Common stock and warrants owned by subsidiary, at cost;
  No common shares or warrants and 21,622 common shares
  and 68,815 warrants, respectively                                                (83,814)
                                                                -----------    -----------
Total stockholders' equity                                        3,238,797      1,625,842
                                                                -----------    -----------

   TOTAL                                                        $ 6,581,676    $ 7,854,774
                                                                -----------    -----------
                                                                -----------    -----------

                See notes to consolidated financial statements.

                    SYNERGISTIC HOLDINGS CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                          (UNAUDITED)
                                            Quarter Ended              Six Months Ended
                                       ------------------------    -------------------------
                                         June 30,     June 30,      June 30,      June 30,
                                           1996         1995          1996          1995
                                       -----------  -----------    ----------    -----------
REVENUES
Principal transactions                 $ 1,770,256  $ 2,272,726    $3,282,731    $ 4,161,910
Commissions                              1,377,569    2,025,536     2,495,473      3,630,531
Investment banking                         167,550      165,536       248,990        253,221
Interest and dividends                      39,401       58,940        72,030        123,932
Other                                      416,371      562,955       832,532      1,185,726
                                       -----------  -----------    ----------    -----------
     Total revenues                      3,771,147    5,085,693     6,931,756      9,355,320
                                       -----------  -----------    ----------    -----------

EXPENSES
Employee compensation and
     benefits                            2,144,967    3,620,788     4,179,120      6,819,364
Commissions and floor brokerage            283,069      552,874       577,082      1,035,889
Communications                             368,100      709,767       717,377      1,405,166
Interest                                    18,409       10,930        84,738         18,778
Occupancy and equipment                    473,667      604,719       915,715      1,196,325
Promotional                                 45,799      114,449        87,964        233,655
Litigation and legal costs,
     net of recoveries                     344,241      272,876       494,552        402,936
Other                                      149,097      239,376       279,597        520,944
                                       -----------  -----------    ----------    -----------
     Total expenses                      3,827,349    6,125,779     7,336,145     11,633,057
                                       -----------  -----------    ----------    -----------

Loss before income taxes                   (56,202)  (1,040,086)     (404,389)    (2,277,737)

Benefit for income taxes                                                            (430,000)
                                       -----------  -----------    ----------    -----------

Net loss                                  ($56,202) ($1,040,086)    ($404,389)   ($1,847,737)
                                       -----------  -----------    ----------    -----------
                                       -----------  -----------    ----------    -----------

LOSS PER SHARE
     AND EQUIVALENT SHARE
Net loss per share                           ($.01)        (.34)        ($.09)         ($.60)
                                       -----------  -----------    ----------    -----------
                                       -----------  -----------    ----------    -----------

Weighted average shares and share
     equivalents outstanding             5,949,535    3,085,000     4,517,268      3,085,000
                                       -----------  -----------    ----------    -----------
                                       -----------  -----------    ----------    -----------

                See notes to consolidated financial statements.

                    SYNERGISTIC HOLDINGS CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                   Common Stock        Additional                              Common Stock and
                              ---------------------      Paid-In    Accumulated    Treasury     Warrants owned by    Stockholders
                                Shares      Amount       Capital      Deficit       Stock      Subsidiary, at cost      Equity
                              ---------     -------    ----------   -----------    --------    -------------------  -------------
Balanaces,
     January 1, 1996          3,085,000      30,850     4,576,809   ($2,877,201)   ($20,802)        ($83,814)         $1,625,842

Sale of common stock and
     warrants by subsidiary,
     at cost                         --          --        23,840            --          --           83,814             107,654

Conversion of long-term debt  2,864,535      28,645     1,881,045            --          --               --           1,909,690

Net loss                             --          --            --      (404,389)         --               --            (404,389)
                              ---------     -------    ----------   -----------     --------        --------          ----------

Balances,
     June 30, 1996            5,949,535     $59,495    $6,481,694   ($3,281,590)    ($20,802)             --          $3,238,797
                              ---------     -------    ----------   -----------     --------        --------          ----------
                              ---------     -------    ----------   -----------     --------        --------          ----------

                See notes to consolidated financial statements.

                    SYNERGISTIC HOLDINGS CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               (Unaudited)
                                                            Six Months Ended
                                                        ------------------------
                                                          June 30,    June 30,
                                                            1996        1995
                                                        -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 ($404,389)  ($1,847,737)
Adjustments to reconcile net loss to net
     cash used in operating activities:
Amortization                                               (81,208)      (81,209)
Depreciation                                                67,719        66,463
Benefit for deferred income taxes                                       (430,000)
Changes in:
     Receivables from brokers, dealers and
       clearing organizations                              326,985         1,966
     Securities owned, at market value                   1,011,555     1,642,289
     Receivables from officers and employees, net           22,410        31,077
     Other assets                                          110,265        (9,581)
     Securities sold, but not yet purchased,
       at market value                                    (192,513)       11,770
     Accounts payable and accrued expenses                (702,642)       97,476
                                                         ---------   -----------
Total adjustments                                          562,571     1,330,251
                                                         ---------   -----------
Net cash provided by (used in) operating
     activities                                            158,182      (517,486)
                                                         ---------   -----------

CASH FLOWS FROM INVESTING
     ACTIVITIES
Acquisition of common stock of Salex Holding Corp.        (500,000)
Sale of common stock of Electronic Designs, Inc.           300,000
Purchase of furniture, fixtures and equipment                           (108,460)
                                                         ---------   -----------

Net cash used in investing activities                     (200,000)     (108,460)
                                                         ---------   -----------

CASH FLOWS FROM FINANCING
     ACTIVITIES
Purchase of treasury stock                                               (16,559)
Sale of common stock and warrants
     owned by subsidiary                                   107,654       405,800
                                                         ---------   -----------
Net cash provided by financing
     activities                                            107,654       389,241
                                                         ---------   -----------
Net change in cash and cash equivalents                     65,836      (236,705)
Cash and cash equivalents at beginning of period           264,427       350,918
                                                         ---------   -----------
Cash and cash equivalents at end of period               $ 330,263   $   114,213
                                                         ---------   -----------
                                                         ---------   -----------

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
In connection with the conversion of $1,909,690 in long-term debt, the Company issued 2,864,535 shares of $.01 par value common stock.

                See notes to consolidated financial statements.

SYNERGISTIC HOLDINGS CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
AS OF JUNE 30, 1996 AND DECEMBER 31, 1995; AND FOR THE THREE AND SIX MONTHS
ENDED JUNE 30, 1996 AND 1995
- --------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES

     The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and notes thereto of Synergistic Holdings Corp. and Subsidiary for the years ended December 31, 1995 and 1994, as included within Form 10-KSB filed with the Securities and Exchange Commission on March 28, 1996.

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


2.   SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED

     Securities owned and securities sold, but not yet purchased are valued at quoted market prices or fair value (primarily using dealer quotes or market prices of comparable securities), as appropriate. Securities owned valued at fair value, for which market quotations are not readily available, totaled approximately $31,000 at December 31, 1995. At December 31, 1995 and June 30, 1996, the Company owned securities approximating $157,000 and $56,000, respectively, (all of which were corporate stocks, options and warrants) which it considered thinly traded. Securities owned that may be thinly traded are reviewed periodically to determine if their valuation should be less than at market. As of December 31, 1995 and June 30, 1996, no valuations below market were considered necessary.


3.   SALEX

     On May 1, 1996, the Company executed a letter of intent with Salex Holding Corp.("Salex") with respect to the acquisition of the balance of the outstanding shares of Salex in exchange for a 51% interest in the Company and a $1 million, 2 year promissory note payable to the majority shareholder in Salex. On June 28, 1996, the Company executed a definitive stock purchase agreement. In connection with the stock purchase agreement, the Company has agreed to exchange 100% of the shares in its wholly-owned subsidiary, Dickinson & Co., and 400,000 shares of Electronic Designs, Inc. ("Electronic Designs") for approximately one million shares of Company stock owned by Dickinson Holding Corp.("DHC") and the assumption by DHC of liabilities under certain promissory notes in the aggregate principal amount of $1 million. DHC is owned and controlled by management of the Company. Closing of the stock purchase agreement is subject to completion of due diligence.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

  THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

     Total revenues for the three months ended June 30, 1996 were $3,771,147, a decrease of $1,314,546, or 25.9%, compared to total revenues of $5,085,693 for the three months ended June 30, 1995. Revenues from principal transactions decreased to $1,770,256 for the three months ended June 30, 1996, compared to $2,272,726 for the prior comparable period. The decrease is mainly attributable to the closing and consolidation of certain branch offices during the second and third calendar quarter of 1995. Revenues from commissions decreased to $1,377,569 for the three months ended June 30, 1996, compared to $2,025,536 for the prior comparable period primarily for the same reasons. Revenues from investment banking activities increased to $167,550 for the three months ended June 30, 1996, compared to $165,536 for the prior comparable period. Interest and dividends decreased to $39,401 for the three months ended June 30, 1996, compared to $58,940 for the prior comparable period as a result of a decrease in funds available for investing. Other revenue decreased to $416,371 for the three months ended June 30, 1996, compared to $562,955 for the prior comparable period primarily as a result of a decrease in fees charged to customers for postage, handling and transfer fees. Postage, handling and transfer fees vary with the level of principal transactions and commissions.

     Total expenses for the three months ended June 30, 1996 were $3,827,349, a decrease of $2,297,430 or 37.5%, compared to total expenses of $6,125,779 for the three months ended June 30, 1995. Employee compensation and benefits decreased to $2,144,967 for the three months ended June 30, 1996, compared to $3,620,788 for the prior comparable period, as a result of the decrease in the number of registered representatives, the decrease in revenues and related commissions paid to registered representatives and overrides paid to branch office managers. Commissions and floor brokerage decreased to $283,069 for the three months ended June 30, 1996, compared to $552,874 for the prior comparable period also as a result of a decrease in corresponding revenues. Commissions and floor brokerage expenses reflect per ticket charges paid to clearing brokers which are directly related to the level of principal transactions and commissions. Communications expense decreased to $368,100 for the three months ended June 30, 1996, compared to $709,767 for the prior comparable period primarily as a result of branch office closings and consolidations. Occupancy and equipment expenses decreased to $473,667 for the three months ended June 30, 1996, compared to $604,719 for the prior comparable period, primarily as a result of branch office closings and consolidations. Promotional expenses decreased to $45,799 for the three months ended June 30, 1996, compared to $114,449 for the comparable prior period, primarily as a result of a decrease in travel and advertising. Litigation and legal costs, net of recoveries increased to $344,241 for the three months ended June 30, 1996, compared to $272,876 for the prior comparable period. Other expenses decreased to $149,097 for the three months ended June 30, 1996, compared to $239,376 for the prior comparable period, primarily as a result of branch office closings and consolidations.

At June 30, 1996, the Company had net operating loss carryforwards of approximately $4,026,000 which expire between the years 2006 and 2011. The Company has recorded an income tax benefit of $1,519,000 and has established a reserve against that asset in the amount of $686,000 in accordance with Financial Accounting Standard No. 109 entitled "Accounting for Income Taxes." The unreserved portion of the net operating loss carryforward before tax effect at June 30, 1996 therefore approximates $2,324,000 (Approximately 60% of the total benefit).

Although the Company believes that sufficient taxable income will be generated during the expiration period of the net operating loss carryforward to utilize the entire income tax benefit, uncertainties surrounding realization of the entire deferred tax asset exist which prompted management to establish a partial reserve. Factors that management considered in evaluating the need for and amount of the valuation allowance are as follows:

Positive evidence considered by management at June 30, 1996:

     The investment in Electronic Designs is currently valued at cost ($2.50 per share). The market value at June 30, 1996 was $4.125 resulting in an unrealized profit of $650,000. The
     Subordinated Notes contain a profit sharing provision requiring a distribution of 50% of the profits from the sale of the EDIX Shares, leaving a net unrealized profit to the Company of $325,000 at June 30, 1996.

     In connection with it's underwriting activities, Dickinson has purchased underwriters warrants from certain issuers at nominal costs. Certain warrants are in the money (i.e., the exercise price was lower than the market price as reported on the NASDAQ system as of June 30, 1996). No value is carried for them on the balance sheet.

     Falstaff converted its note in the principal amount of $1,909,690 on March 31, 1996 which eliminated annual interest expense approximating $190,000.

     During June and July 1995, the Company closed or sold 9 of its unprofitable or marginally profitable branches. Selected producers located in those branches were relocated. In May 1995 salaries of the management team were reduced and certain staff positions were eliminated. This consolidation and downsizing reduced the Company's fixed overhead, eliminated unprofitable retail branch locations and enhanced the profits of existing successful retail locations. Although the Company has not reported a profitable quarter since the restructuring, operating results have improved. The quarterly pre-tax losses for the quarters ending March 31, 1995, June 30, 1995, September 30, 1995, December 31, 1995, March 31, 1996
     and June 30, 1996 were $1,237,651, $1,040,086, $231,502, $437,378, $348,187 and $56,202. The Company anticipates generating modest profits during this fiscal year with results continuing to improve over time.

Negative evidence considered by management:

     Certain shares underlying the underwriters warrants are restricted securities and may only be sold by the Company pursuant to a registration statement under the Securities Act or pursuant to an exemption under the Securities Act. Although the Company has certain registration rights with respect to some of the underlying shares, there can be no assurance that the Company will exercise the warrants, that the underlying shares will be registered and the shares will be sold at the price and in the quantity that the Company intends.

     Management of the Company believes that it has taken the appropriate steps to eliminate unnecessary overhead while preserving an acceptable level of revenue to generate future profits. There can be no assurance, however, that costs will continue to be contained and revenues will continue to be generated at a level resulting in future operating profits sufficient to utilize the existing net operating loss carryforward. The Company also incurred net losses of $2,480,617 and $296,400 during the years ended December 31, 1995 and 1994, respectively.

As provided by FAS 109, a deferred tax asset should be reduced by valuation allowances if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax will not be realized. The net operating losses expire between the years 2006 and 2011. The Company, therefore, must generate average taxable income of $166,000 per year in order to recognize the unreserved portion of the income tax benefit. In the opinion of management, it is more likely than not than the unreserved portion of the deferred tax will be realized in the future.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1996, Dickinson had net capital of approximately $294,000, which was approximately $194,000 in excess of the minimum required net capital at such date. The Company currently does not have any material commitments for capital expenditures.

     Net cash provided by operating activities for the six months ended June 30, 1996 was $158,571, as compared to cash used in operating activities of $517,486 for the six months ended June 30, 1995. The difference of $675,668 is primarily the result of a smaller loss during the six months ended June 30, 1996 compared to the six months ended June 30, 1995.

     Net cash used in investing activities for the six months ended June 30, 1996 increased by $91,540 as a result of an additional investment in Salex Holding Corp.

     Net cash provided by financing activities for the six months ended June 30, 1996 was $107,654 compared to $389,241 for the six months ended June 30, 1995. The decrease is primarily a result of a decrease in the sale of common stock and warrants owned by subsidiary during the six month period ended June 30, 1996.

   SIX MONTHS ENDED JUNE, 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

     Total revenues for the six months ended June 30, 1996 were $6,931,756, a decrease of $2,423,564, or 25.9%, compared to total revenues of $9,355,320 for the six months ended June 30, 1995. Revenues from principal transactions decreased to $3,282,731 for the six months ended June 30, 1996, compared to $4,161,910 for the prior comparable period. The majority of the decrease was experienced during the first quarter of 1995 and was due to decreased brokerage activity, decreased number of registered representatives and realized and unrealized losses in firm trading accounts. Revenues from commissions decreased to $2,495,473 for the six months ended June 30, 1996, compared to $3,630,531 for the prior comparable period for the same reasons. Revenues from investment banking activities decreased to $248,990 for the six months ended June 30, 1996, compared to $253,221 for the prior comparable period. Interest and dividend revenues decreased to $72,030 for the six months ended June 30, 1996, compared to $123,932 for the prior comparable period, as a result of a decrease in funds available for investing. Other revenue decreased to $832,532 for the six months ended June 30, 1996, compared to $1,185,726 for the prior comparable period, primarily as a result of a decrease in fees charged to customers for postage, handling and transfer fees. Postage, handling and transfer fees vary with the level of principal transactions and commissions.

     Total expenses for the six months ended June 30, 1996 were $7,336,145, a decrease of $4,296,912, or 36.9%, compared to total expenses of $11,633,057 for the six months ended June 30, 1995. Employee compensation and benefits decreased to $4,179,120 for the six months ended June 30, 1996, compared to $6,819,364 for the prior comparable period, as a result of the decrease in revenues and corresponding decreases in commissions paid to registered representatives and overrides paid to branch office managers. Commissions and floor brokerage decreased to $577,082 for the six months ended June 30, 1996, compared to $1,035,889 for the prior comparable period as a result of a decrease in corresponding revenues. Communications expense decreased to $717,377 for the six months ended June 30, 1996, compared to $1,405,166 for the prior comparable period, primarily as a result of branch office closings and consolidations. Interest expense increased to $84,738 for the six months ended June 30, 1996, compared to $18,778 for the prior comparable period as a result of interest accrued on long-term debt. Occupancy and equipment expenses decreased to $915,715 for the six months ended June 30, 1996, compared to $1,196,325 for the prior comparable period primarily as a result of branch office closings and consolidations. Promotional expenses decreased to $87,964 for the six months ended June 30, 1996, compared to $233,655 for the comparable prior period, primarily as a result of a decrease in travel and advertising. Litigation and legal expenses, net of recoveries increased to $494,552 for the six months ended June 30, 1996, compared to $402,936 for the prior comparable period. Other expenses decreased to $279,597 for the three months ended June 30, 1996, compared to $520,944 for the prior comparable period primarily as a result of branch office closings and consolidations.

     An income tax benefit was recorded in the six months ended June 30, 1995. The recording of the benefit and the related reserve was explained in the Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended June 30, 1996 and 1995.

ANALYSIS OF FINANCIAL CONDITION

     At June 30, 1996, the Company's total assets were $6,581,676 and stockholder's equity was $3,238,797, a decrease of 16.2% and an increase of 99.2%, respectively, from December 31, 1995.

     Securities owned, at market value decreased by $1,011,555 during the first six months of 1996. Amounts due from brokers, dealers and clearing organizations, which the Company considers highly liquid, are subject to change from time to time depending upon levels of open securities positions and the timing of securities transactions. This account decreased by $326,985 during the first six months of 1996.

     Accounts payable and accrued expenses decreased by $702,642. The Company paid down it's trade payables with the cash generated by liquidating certain assets during the six months ended June 30, 1996. Long-term debt decreased by $1,909,690 and stockholder's equity increased by $1,612,955 during the first six months of 1995 primarily as a result of the conversion of the Falstaff, Ltd. convertible note.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  EXHIBITS:
              Exhibit 11 Statement Re Computation of Per Share Earnings -- Page 13.

         (b)  REPORTS ON FORM 8-K.

              No reports were filed on Form 8-K during the quarter ended June 30, 1996.

                               ***SIGNATURES***


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             SYNERGISTIC HOLDINGS CORP.
                                                     Registrant



Date:  August 12, 1996                      /s/ Elizabeth R. Ring
       ------------------------            -------------------------------------
                                           Elizabeth R. Ring
                                           Chief Financial Officer and Treasurer




Date:  August 12, 1996                      /s/ Elizabeth R. Ring
       ------------------------            -------------------------------------
                                           Elizabeth R. Ring
                                           Principal Accounting Officer