Form 10-Q
period 1996-10-31
SYNERGISTIC HOLDINGS CORP /DE
filed 1997-01-21
CIK 918963

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 1996
                                ________________

                                        or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________________  to  _____________________

Commission file number:                1-12856
                       _________________________________________________________

                           SYNERGISTIC HOLDINGS CORP.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Delaware                                   42-1358036
--------------------------------------      ------------------------------------
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
   of incorporation or organization)

                    50 Laser Court, Hauppauge, New York 11788
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (506) 436-5000
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

       405 Sixth Avenue, Suite 200, Des Moines, Iowa 50309 - December 31
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No


The number of shares of Common Stock of the issuer outstanding as of December 15, 1996 was 9,187,260.

                           SYNERGISTIC HOLDINGS CORP.

                                INDEX TO 10-Q                               Page


PART I.  FINANCIAL INFORMATION

      ITEM 1

           Condensed Combined Consolidated Balance Sheets
                 October 31, 1996 and April 30, 1996 ........................ 3


           Condensed Combined Consolidated Statements of Operations
                 Three Months Ended October 31, 1996 and 1995
                 Six Months Ended October 31, 1996 and 1995 ................. 4


           Condensed Combined Consolidated Statement of Stockholders' Equity
             (Capital Deficit)
                 Six Months Ended October 31, 1996 .......................... 5

           Condensed Combined Consolidated Statements of Cash Flows
                 Six Months Ended October 31, 1996 and 1995 ................. 6


           Notes to Financial Statements .................................... 7


      ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II  OTHER INFORMATION

      ITEM 6.  Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION

         ITEM 1   FINANCIAL STATEMENTS

            SYNERGISTIC HOLDINGS CORP. AND SUBSIDIARIES AND AFFILIATE
                 CONDENSED COMBINED CONSOLIDATED BALANCE SHEETS



                                                                       October 31,        April 30,
                                                                           1996             1996
                                                                      (Unaudited)       (Unaudited)
                                                                     --------------    --------------

Assets
      Current Assets:
           Cash                                                           69,160           74,354
           Accounts Receivable                                         3,152,340        3,217,809
           Prepaid expenses & other                                      228,195          122,360
           Refundable Income Taxes                                             -           58,238
      Total current assets                                             3,449,695        3,472,761
                                                                     -----------        ---------
      Property and Equipment, Net                                      1,833,464        1,867,656
                                                                     -----------        ---------
      Other:
           Loan Receivable, officer, net of current portion                    -        1,004,212
           Goodwill, Net                                               1,259,375        1,308,125
           Noncompetition and Consulting Agreements, Net                 236,667          150,000
           Other                                                          18,635           18,635
                                                                     -----------        ---------
      Total other assets                                               1,514,677        2,480,972
                                                                     -----------        ---------
                                                                       6,797,836        7,821,389
                                                                     -----------        ---------
Liabilities and Stockholders' Equity (Capital Deficit)
      Current:
           Bank Overdrafts                                               900,244          445,440
           Note Payable - Finance company                              1,816,885        1,456,443
           Accounts Payable                                            3,152,659        3,323,193
           Accrued Expenses & other                                      291,858          487,484
           Current Portion of Long Term Debt                             400,000          227,820
                                                                     -----------        ---------
      Total current liabilities                                        6,561,646        5,940,380
                                                                     -----------        ---------
           Long-term Debt & Capital Lease Obligations                  1,764,116        1,049,969
           Deferred income taxes                                          10,000           10,000
                                                                     -----------        ---------
      Total liabilities                                                8,335,762        7,000,349
                                                                     -----------        ---------
      Stockholders' Equity (Capital Deficit):
           Preferred Stock - Series A, $.01 par value -                  743,049               -
           Shares authorized 20,000, issued and outstanding
             6,500 (liquidation preference $100 per share)

           Preferred Stock - Series B, $.01 par value -                       10               -
           Shares authorized issued and outstanding 1,000

           Common Stock                                                   91,873           79,000
           Additional Paid-In-Capital                                  2,438,663        3,951,546
           Deficit & Proprietor's Capital Deficiency                  (4,311,521)      (3,209,506)
           Less: Note receivable                                        (500,000)              -
                                                                     -----------        ---------
      Total Stockholder's Equity (Capital Deficit)                    (1,537,926)         821,040
                                                                     -----------        ---------
                                                                       6,797,836        7,821,389
                                                                     ===========        =========

            SYNERGISTIC HOLDINGS CORP. AND SUBSIDIARIES AND AFFILIATE CONDENSED COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                           Three months        Three months          Six months       Six months
                                                               ended              ended                 ended             ended
                                                             10/31/96           10/31/95              10/31/96          10/31/95
                                                            (Unaudited)        (Unaudited)           (Unaudited)      (Unaudited)
                                                           -------------      --------------        ------------      -----------
Net Sales                                                       5,556,074        6,864,833           11,276,595          13,179,440
Cost of Sales                                                   4,599,819        5,771,622            9,228,748          10,957,510
                                                               ----------       ----------           ----------          ----------
             Gross Profit                                         956,255        1,093,211            2,047,847           2,221,930
                                                               ----------       ----------           ----------          ----------

             Selling, General & Administrative Expenses         1,416,967        2,082,358            2,665,091           3,319,397
                                                               ----------       ----------           ----------          ----------
             Operating Loss                                      (460,712)        (989,147)            (617,244)         (1,097,467)
                                                               ----------       ----------           ----------          ----------

             Interest expense, net                               (147,322)         (95,713)            (219,722)           (204,659)

(Loss) before taxes on income                                    (608,034)      (1,084,860)            (836,966)         (1,302,126)
                                                               ----------       ----------           ----------          ----------

Provision for income taxes                                              -            -                      -                   -
Net loss                                                         (608,034)      (1,084,860)            (836,966)         (1,302,126)
                                                               ==========       ==========           ==========         ===========

Accretion of preferred stock dividends attributable
    to increase to conversion value                               265,049            -                  265,049                 -
                                                               ==========       ==========           ==========         ===========
Net loss attributable to common stockholders                     (873,083)      (1,084,860)          (1,102,015)         (1,302,126)
                                                               ==========       ==========           ==========         ===========
Net loss per share                                                   (.08)            (.10)                (.10)               (.15)

Weighted average shares outstanding                            10,914,408       10,635,563           10,774,986           8,923,238

                                                SYNERGISTIC HOLDINGS CORP. AND SUBSIDIARIES AND AFFILIATE
                                CONDENSED COMBINED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

                                                         Preferred Stock        Preferred Stock          Common Stock
                                                            Series A          Series B ($.01 par)         ($.01 par)
                                                    --------------------------------------------------------------------------------

                                                       Shares       Amount      Shares    Amount       Shares          Amount
                                                    --------------------------------------------------------------------------------
Balance, April  30, 1996                                 _        $               _         $         7,900,000       $79,000

Acquisition and constructive retirement of treasury      -                        -                  (1,453,600)      (14,536)
stock purchased from principal shareholder

Reverse stock split                                      -                      1,000        10        (715,550)        7,155

Acquisition of Synergistic Holdings Corp. and            -                        -                   3,465,410        34,564
constructive retirement of treasury stock

Private placement of preferred stock and warrants      6,500       478,000        -                        -             -
net of related expenses

Accretion of preferred stock to conversion value         -         265,049        -                        -             -

Net loss for the period                                  -             -          -                        -             -
                                                    --------------------------------------------------------------------------------

Balance, October 31, 1996                              6,500      $743,049      1,000       $10       9,187,260       $91,873
                                                    ================================================================================

                          (RESTUBBED FROM TABLE ABOVE)

                                                                              Deficit and
                                                         Additional           Proprietor's
                                                           Paid-In              Capital          Less: Note
                                                           Capital             Deficiency        Receivable        Total
                                                    --------------------------------------------------------------------------------
Balance, April  30, 1996                              $3,951,546           $(3,209,506)                    -          $821,040

Acquisition and constructive retirement of treasury   (1,985,464)                 -                        -        (2,000,000)
stock purchased from principal shareholder

Reverse stock split                                        7,145                  -                        -              -

Acquisition of Synergistic Holdings Corp. and            465,436                                       (500,000)          -
constructive retirement of treasury stock

Private placement of preferred stock and warrants           -                     -                        -           478,000
net of related expenses

Accretion of preferred stock to conversion value            -                 (265,049)                    -               -

Net loss for the period                                     -                 (836,966)                    -          (836,966)
                                                    --------------------------------------------------------------------------------

Balance, October 31, 1996                             $2,438,663           $(4,311,521)               $(500,000)   $(1,537,926)
                                                    ================================================================================

            SYNERGISTIC HOLDINGS CORP. AND SUBSIDIARIES AND AFFILIATE CONDENSED COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      Six months            Six months
                                                                        ended                 ended
                                                                       10/31/96             10/31/95
                                                                     (Unaudited)           (Unaudited)
                                                                     ------------         -------------

Cash Flows From Operating Activities:
             Net (Loss)                                                 (836,966)           (1,302,126)
Adjustments to reconcile net (loss) to net cash
used in operating activities:
             Depreciation and Amortization                               151,427               147,779
             Compensation related to sale of shares                            -               786,546
Increase (decrease) in cash flows from changes
operating assets and liabilities
             Accounts Receivable                                          65,469                71,389
             Prepaid expenses & other                                   (105,835)              (63,439)
             Refundable Income taxes                                      58,238                96,701
             Other assets                                                      -                 1,000
             Accounts Payable                                           (170,534)             (325,522)
             Accrued Expenses & other                                   (222,398)               94,562
                                                                      ----------            ----------
             Net Cash used in operating activities                    (1,060,599)             (493,110)
                                                                      ----------            ----------
Cash Flows From Investing Activities:
             Capital Expenditures                                        (35,152)               (2,449)
             Loan To Officer                                             (55,086)             (440,688)
                                                                      ----------            ----------
             Net Cash used in investing activities                       (90,238)             (443,137)
                                                                      ----------            ----------
Cash Flows From Financing Activities:
             Change In Bank Overdrafts                                   454,804               242,495
             Net proceeds from (repayments of )-note payable-finance
              company                                                    360,442                10,495
             Principal Payments of L/T Debt and Capital Leases          (147,603)             (110,632)
             Net Proceeds from issuance of common stock                        -             1,232,000
             Net Proceeds from issuance of preferred stock and
              warrants                                                   478,000                     -
                                                                      ----------            ----------
             Net Cash provided by financing activities                 1,145,643             1,374,358
                                                                      ----------            ----------
Net increase (decrease) in Cash                                           (5,194)              438,111
Cash, at beginning of period                                              74,354                54,915
                                                                      ----------            ----------
Cash, at end of period                                                    69,160               493,026
                                                                      ----------            ----------


Noncash investing and financing activities:

Immediately prior to the closing of the merger of Synergistic and Salex, the Company acquired treasury stock from a principal stockholder for the purchase price of $2,000,000, which was paid by the issuance of two promissory notes. Subsequently, the stockholder agreed to offset approximately $1,000,000 of these notes against the Company's loan receivable from him.

On September 19, 1996, the Company closed on a merger with Salex, the details of which are described in the Notes to Condensed Combined Consolidated Financial Statements.

Effective at the merger date, the Company acquired from its principal stockholder the real estate of its principal place of business, subject to the related mortgage obligation, in exchange for a reduction of certain loans receivable from the stockholder. Prior to the merger date, combined financial statements were presented in order to reflect the real estate operations for all periods reported.

          NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

         1. The accompanying unaudited Combined Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and notes thereto to be filed with the Company's Form 8-K/A.

         2. Per share data is determined based on the weighted average number of common shares outstanding for the period. Common shares issued during the period are treated as outstanding from the trade date of issuance. The weighted average number of common shares outstanding has been retroactively adjusted for the stock split that was effected in connection with the merger described in Note 2. The terms of the convertible preferred stock, Series B issued in the split are such that the preferred stock is in substance common stock. Accordingly, the common stock issuable upon conversion of this preferred stock has been included in the weighted average number of common shares outstanding for all periods presented. Common stock equivalents relating to the convertible preferred stock, Series A, and to stock options and warrants have been excluded in determining per share data as they are antidilutive.

         3. In August 1995, Synergistic Holdings Corp. (the "Company") purchased from Salex Holding Corporation, a Delaware corporation ("Salex"), an unrelated privately owned company, 1,580,000 shares of Salex common stock (which represented a 20% common equity interest) for a purchase price of $1,500,000.

         In January 1996, the Company purchased an additional 363,400 shares of Salex common stock (representing a 4.6% common equity) directly from one of the principal stockholders of Salex for a purchase price of $500,000.

         On September 19, 1996 (the "Closing"), the Company's wholly-owned subsidiary, Salex Industries, Inc., a Delaware corporation ("Subsidiary"), consummated the merger contemplated by the Merger Agreement, dated June 27, 1996, as amended and restated on September 18, 1996 (the "Merger Agreement), by and among the Company, Subsidiary, Salex, Salex Fleet Specialist Corp., a New York corporation, Salex Fleet Management Corp., a New York corporation, Salex National Account Corp., a New York corporation, Salex Salvage Disposal Corp., a New York corporation, Salex Financial Services Corp., a New York corporation (collectively, the "Salex Subsidiaries"), Salvatore Crimi ("Crimi"), the Salvatore Crimi Family Limited Partnership, Pershing Sun, Michael Sun, Jennifer Sun, Susan Tauss- Giovinco, Francis Fitzpatrick and Harrison Fitzpatrick (collectively, the "Salex Stockholders") and T.
Marshall Swartwood and Thomas M. Swartwood.

         Pursuant to the Merger Agreement, Subsidiary was merged with and into Salex and (i) all of the shares of common stock of Salex (the "Salex Common Stock") held by the Company were cancelled and extinguished and (ii) all of the 4,503,000 issued and outstanding shares of Salex Common Stock owned by the Salex Stockholders were converted into (a) 4,003,165 shares of common stock, par value $.01 per share, of the Company ("Synergistic Common Stock") and (ii) 1,000 shares of Series B Convertible Preferred Stock ("Synergistic Preferred Stock"). Upon the filing by the Company of a Certificate of Amendment to its Certificate of Incorporation increasing the authorized capital stock of the Company, each share of Synergistic Preferred Stock shall be converted into 2,059.106 shares of Synergistic Common Stock. The shares of Synergistic Common Stock delivered at the closing, together with the shares of Synergistic Common Stock into which the shares of Synergistic Preferred Stock are convertible, represented, in the aggregate, 51% of the fully-diluted, issued and outstanding shares of the Synergistic Common Stock.

         Salex, through the Salex Subsidiaries, provides automobile asset management services and manages, on a nationwide basis, the maintenance and repair of fleets of automobiles and small trucks which are owned, leased and operated by corporate customers (the "Business"). Following the Merger, the Company changed its principal place of business from 405 Sixth Avenue, Des Moines, Iowa to 50 Laser Court, Hauppauge, New York.

I.   Actions Taken Immediately Prior to the Closing.

                  Immediately prior to the Closing, Crimi sold to the Company 1,453,600 shares of Salex Common Stock owned by him for the purchase price of $2,000,000 which was paid by the issuance of the Company of two promissory notes
- one for $1,055,562.19 and one for $944,437.81. Subsequently, Crimi agreed to offset approximately $1 million of these notes against the Company's loan receivable from him.

II.  Actions Taken Immediately After the Closing.

                  Immediately after the Closing, the Company and Dickinson Holding Corporation ("Dickinson"), a Delaware corporation, entered into (i) a Stock and Asset Purchase Agreement pursuant to which the Company sold (the "Divestiture") of (x) all of the outstanding shares of its subsidiary, Dickinson & Co., Inc., a registered broker/dealer and (y) its investment in Electronic Designs, Inc. ("EDIX"); (ii) an Indemnification Agreement whereby Dickinson is obligated to indemnify and hold the Company harmless from and against any and all liabilities (including any alleged or threatened claims) relating to or arising out of, or in any matter related to (a) the ownership, operation or conduct of Dickinson & Co., Inc. and/or the EDIX Assets (as defined in the Indemnification Agreement) and any liability under the EDIX Notes (as defined in the Indemnification Agreement), (b) the profit participation agreements between the Company and the holders of the EDIX Notes, and (c) any other obligation or liability arising in connection with the solicitation and issuance of the EDIX Notes, in each case, whether occurring prior to or after the Divestiture (the "Divestiture Liabilities") and for all losses or damages incurred by the Company with respect to the Divestiture Liabilities and (iii) a Tax Indemnity Agreement pursuant to which Dickinson has agreed to reimburse the Company for 50% of any Additional Income Taxes (as defined in the Tax Indemnity Agreement) paid as a result of the Divestiture. As consideration for the stock and assets that were transferred pursuant to the Divestiture, Dickinson transferred to the Company 750,000 shares of its Synergistic Common Stock and a $500,000 promissory note (the "Divestiture Promissory Note") secured by 250,000 shares of its Synergistic Common Stock pursuant to a Pledge Agreement between Dickinson and the Company. Dickinson is owned by T. Marshall Swartwood and Thomas M. Swartwood who were directors and officers of Synergistic.

III. Actions Taken Simultaneously with the Closing

             1. All of the officers of the Company resigned, effective as of the Closing. The following persons were appointed to the positions set forth opposite their names:

             Salvatore Crimi - Chief Executive Officer and Chairman of the Board Jeffrey Dickson - Chief Operating Officer and President
             Pershing Sun -    Senior Vice President and
                               Chief Information Officer
             Chris Cucuzza-    Chief Accounting Officer
             Angelo Crimi -    Secretary

             2. The Company increased the authorized number of directors constituting the Board of Directors to seven (7) members and the following were elected as directors: Richard Belz, Crimi, Jeffrey Dickson, Angelo Crimi, Pershing Sun, Thomas Swartwood and Francis Fitzpatrick. Crimi was nominated and appointed Chairman of the Board.

             3. Each issued and outstanding share of 8.5% Series A Preferred Convertible Stock of Salex, liquidation value $100 per share ("Salex Preferred"), and each warrant of Salex, exercisable for one share of Salex Common Stock ("Salex Warrants"), was converted into an identical share of preferred stock of the Company, in the case of the Salex Preferred, and into a warrant of the Company bearing identical terms and conditions as the Salex Warrants.

             4. The Company granted Crimi an option to purchase 500,000 shares of Synergistic Common Stock at an exercise price of $1.50 per share, with a three-year term and exercisable in the event that the net income of the Company (before taxes) equals or exceeds $2.7 million for the year ended April 30, 1997. Crimi's option (and the underlying common stock) has piggy-back registration rights.

             5. The Company granted options to the Salex Stockholders to purchase 179,333 shares of Synergistic Common Stock at an exercise price of $2.125 per share. The options are exercisable 20% per year over the next five years. The options granted thereunder (and the underlying common stock) have piggy-back registration rights.

             6. The Salex Stockholders entered into a Registration Rights Agreement with the Company, granting them registration rights with respect to the shares of Synergistic Common Stock they received pursuant to the Merger.

             7. The Company assumed the mortgage of Salex and released Crimi from any obligation he may have with respect to such mortgage.

             8. The Registrant also assumed from Salex (i) its employment agreement with Crimi and (ii) its employment agreement with Pershing Sun.

             Since the merger resulted in voting control by the stockholders of Salex, the merger transaction has been accounted for as a recapitalization of Salex followed by an issuance of common stock by Salex in exchange for treasury stock and Synergistic's nonrecourse note receivable. The note receivable, because it is nonrecourse and is collateralized by common stock, has been recorded as a reduction of stockholders' equity.

             As a result of the merger, Salex is the continuing entity for financial reporting purposes, and the financial statements prior to September 19, 1996 represent its combined consolidated financial position and results of operations. The accounts of Synergistic are included from September 19, 1996.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

                              RESULTS OF OPERATIONS

             Net sales of $5,556,000 and $11,277,000 for the three and six months ended October 31, 1996 decreased by 19.1% and 14.4%, respectively, from $6,865,000 and $13,179,000, respectively in the comparable prior year periods. Core operations is the primary area of the reduction, as it represents over 90% of all sales. The Company lost three substantial corporate fleet customers as a result of such customers' decisions to bring work in-house and to reorganize the structure of the way the companies provided services. The loss of these corporate fleet customers is the main factor of the decline in sales.

             The Company's gross margin increased to 17.2% for the three months ended October 31, 1996 and 18.2% for the six months ended October 31, 1996 compared to 15.9% and 16.9% in the comparable prior year periods. The increase in gross margin was primarily due to the fact that one of the corporate fleet customers that was lost yielded a significantly lower gross margin than the remainder of the Company's revenue base.

         Selling, general and administrative expenses for the three months and six months ended October 31, 1996 decreased to $1,417,000 and $2,665,000 respectively, from $2,082,358 and $3,319,000, respectively, in the comparable prior year periods. The decreases are attributable to significant expenditures incurred in the prior year in order to implement the Company's plans for the development of services and products to be provided to insurance companies, financial institutions, and retail consumers.

         Interest expense increased to $147,000 and $220,000 for the three and six month ended October 31, 1996, respectively, from $96,000 and $205,000, respectively, in the comparable prior year periods due primarily to increased levels of bank debt.

         Accretion of preferred stock dividends of $265,049 was recorded for the three months and six months ended October 31, 1996. The convertible preferred stock, Series A, is convertible to common stock valued at twice the liquidation preference of the preferred stock, at any time after December 31, 1996. Based on the preferred stock outstanding at October 31, 1996, total accretion of $650,000 will be recorded, of which $265,049 was reflected during the quarter ended October 31, 1996 and the remaining $384,951 will be recorded in the quarter ending January 31, 1997. The effect of such accretion is to increase the loss attributable to the common stockholders for the purpose of calculating net loss per share.

                         LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $1,061,000 for the six months ended October 31, 1996 compared with 493,110 for the comparable prior year period. The increase in net cash used in operations was from changes in prepaid expenses, accounts payable and accrued expenses and compensation expense in the prior year relating to the sale of shares.

         Cash used in investing activities for the six months ended October 31, 1996 totaled $90,000 compared with $443,000 for the comparable prior year period. Net cash used in investing activities decreased due to a reduction in loans to officers in the current period.

         Net cash provided by financing activities was $1,146,000 for the six months ended October 31, 1996 compared with $1,374,000 provided by financing activities for the comparable prior year period. The activity for the six months ended October 31, 1996 relates primarily to the sale of preferred stock and increased bank borrowings. In November 1996, the Company sold additional preferred stock, Series A and warrants, and received net proceeds of $401,000.

         The Company has suffered losses during the 1996-1997 fiscal year and has negative working capital. The Company has limited availability under its existing credit facility and the Company will need additional capital to have sufficient liquidity and meet its working capital and capital expenditure needs for the foreseeable future. There can be no assurance that the Company will be successful in obtaining additional capital.

             As a result of the accounting treatment of the merger transaction the Company is required to meet initial listing requirements of the Nasdaq Stock Market. The Company may not be able to meet these requirements, and, therefore, may be subject to the delisting of its securities from such exchange.

PART II. OTHER INFORMATION

         ITEM 6   Exhibits and Reports on Form 8-K


         a.       Exhibits

                  Exhibit 2.1* - Amended and Restated Merger Agreement, dated as of September 19, 1996, by and among the Company, the Subsidiary, Salex, the Salex Subsidiaries, the Salex Stockholders, Thomas M. Swartwood and T.
                  Marshall Swartwood.

                  Exhibit 2.2* - List of Omitted Schedules/Exhibits to Merger Agreement.

                  Exhibit 2.3* - Promissory Note issued by the Company to Crimi for $1,055,562.19 dated September 18, 1996.

                  Exhibit 2/4* - Promissory Note issued by the Company to Crimi for $944,437.81 dated September 18, 1996.

                  Exhibit 2.5* - Amendment to Promissory Notes dated September 18, 1996.

                  Exhibit 2.6* - Stock and Asset Purchase Agreement between the Company and Dickinson dated September 18, 1996.

                  Exhibit 2.7*. - Indemnification Agreement between the Company and Dickinson dated September 18, 1996.

                  Exhibit 2.8* - Tax Indemnity Agreement among the Company, Dickinson and Dickinson & Co., Inc. dated September 18, 1996.

                  Exhibit 2.9* - The Divestiture Promissory Note issued by Dickinson to the Company dated September 18, 1996.

                  Exhibit 2.10* - Stock Pledge and Security Agreement between the Company and Dickinson dated September 18, 1996.

                  Exhibit 2.11* - Stock Option Agreement between Crimi and the Company dated September 18, 1996.

                  Exhibit 2.12* - Stock Option Agreement among the Salex Stockholders and the Company dated September 18, 1996.

                  Exhibit 2.13* - Form of Registration Rights Agreement among each of the Salex Stockholders and the Company dated September 18, 1996.

                  Exhibit 2.14* - Assumption by the Company of Salex's Mortgage dated September 18, 1996.

                  Exhibit 2.15* - Assumption by the Company of Salex's Employment Agreement with Crimi.

                  Exhibit 2.16* - Assumption by the Company of Salex's Employment Agreement with Pershing Sun.


                  Exhibit 27. Financial Data Schedule

          b.      Reports on Form 8-K

                  On October 4, 1996 the Registrant filed a report on Form 8-K reporting events under Items 1, 2 and 5. The Registrant has not yet filed its financial statements or pro forma financial information under Item 7 of such report.

* Incorporated by reference to the Company's Form 8-K filed on October 4, 1996.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    SYNERGISTIC HOLDINGS CORP.


Date:   January 20, 1996                     By:  /s/ Salvatore Crimi
                                                  ------------------------------
                                                     Salvatore Crimi
                                                     Chief Executive Officer


Date:   January 20, 1996                     By: /s/ Jeffrey Dickson
                                                 -------------------------------
                                                     Jeffrey Dickson
                                                    (as Chief Accounting Officer
                                                    and Chief Financial Officer)