Form 10QSB
period 1997-01-31
SYNERGISTIC HOLDINGS CORP /DE
filed 1997-03-24
CIK 918963

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 1997

                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _________________  to ________________

Commission file number: 1-12856

                           SYNERGISTIC HOLDINGS CORP.
        (Exact name of small business issuer as specified in its charter)

          Delaware                                     42-1358036
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                    50 Laser Court, Hauppauge, New York 11788
                    (Address of principal executive offices)

                                 (516) 436-5000
                           (Issuer's telephone number)


              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No


The number of shares of Common Stock of the issuer outstanding as of March 20, 1997 was 9,956,100.

                           SYNERGISTIC HOLDINGS CORP.
                         AND SUBSIDIARIES AND AFFILIATE

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Combined Consolidated Financial Statements                                                    Page
                                                                                                                 ----

         Condensed Combined Consolidated Balance Sheets at January 31, 1997 (unaudited)
                  and April 30, 1996 ..........................................................................   3

         Condensed Combined Consolidated Statements of Operations (unaudited) for the
                  Three Months Ended January 31, 1997 and 1996.................................................   4

         Condensed Combined Consolidated Statements of Operations (unaudited) for the
                  Nine Months Ended January 31, 1997 and 1996..................................................   5

         Unaudited Condensed Combined Consolidated Statement of Stockholders' Equity
                  (Capital Deficit) for the Nine Months Ended January 31, 1997 and 1996........................   6

         Condensed Combined Consolidated Statements of Cash Flows (unaudited) for the Nine
                  Months Ended January 31, 1997 and 1996.......................................................   7

         Notes to Condensed Combined Consolidated Financial Statements.........................................   8


Item  2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations ........................................................................   11


PART II.  OTHER INFORMATION

         Item 6.      Exhibits and Reports on Form 8-K........................................................   12

SIGNATURES ...................................................................................................   12

                                     PART I
                              FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements

                           SYNERGISTIC HOLDINGS CORP.
                         AND SUBSIDIARIES AND AFFILIATE
                 CONDENSED COMBINED CONSOLIDATED BALANCE SHEETS


                                                        January 31,    April 30,
                                                           1997          1996
                                                        -----------    ---------
                                                        (unaudited)
ASSETS

Current Assets
     Cash                                                   82,554       74,354
     Accounts Receivable                                 3,473,205    3,217,809
     Prepaid expenses & other                              113,647      122,360
     Refundable Income Taxes                                    --       58,238
     Total Current Assets                                3,669,406    3,472,761
                                                        ----------   ----------
Property and Equipment, Net                              1,799,001    1,867,656
                                                        ----------   ----------
Other Assets
     Loan Receivable, officer, net of current portion           --    1,004,212
     Goodwill, Net                                       1,235,000    1,308,125
     Noncompetition and Consulting Agreements, Net         211,667      150,000
     Other Income Taxes                                     18,635       18,635
                                                        ----------   ----------
         Total Other Assets                              1,465,302    2,480,972
                                                        ----------   ----------
                                                         6,933,709    7,821,389
                                                        ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
Current Liabilities
     Bank Overdrafts                                       895,326      445,440
     Note Payable - Finance Company                      1,198,020    1,456,443
     Accounts Payable                                    3,890,640    3,323,193
     Accrued Expenses & other                              191,027      487,484
     Current Portion of Long-Term Debt                     400,000      227,820
                                                        ----------   ----------
         Total Current Liabilities                       6,575,013    5,940,380
                                                        ----------   ----------
Long-Term Debt & Capital Lease Obligations               1,688,850    1,049,696
Deferred income taxes                                       10,000       10,000
                                                        ----------   ----------
         Total Liabilities                               8,273,863    7,000,349
                                                        ----------   ----------

Stockholders' Equity (Capital Deficit)

     Preferred  Stock  -Series  A, $.01 par value -
     shares authorized  20,000,issued and outstanding
      11,375 (liquidation preference $100 per share)     1,960,125           --

     Preferred Stock-Series B, $.01 par value -
     shares authorized, issued and outstanding 1,000            10           --

     Common Stock                                           91,873       79,000
     Additional Paid-In Capital                          2,438,663    3,951,546
     Deficit and Proprietor's Capital Deficiency        (5,330,825)  (3,209,506)
     Less: Note Receivable                                (500,000)          --
                                                        ----------   ----------
         Total Stockholder's Equity (Capital Deficit)   (1,340,154)     821,040
                                                        ----------   ----------
                                                         6,933,709    7,821,389
                                                        ==========   ==========

 See accompanying notes to condensed combined consolidated financial statements

                           SYNERGISTIC HOLDINGS CORP.
                         AND SUBSIDIARIES AND AFFILIATE
             CONDENSED COMBINED CONSOLIDATED STATEMENT OF OPERATIONS


                                                      For the Three Months Ended
                                                      --------------------------

                                                        January 31,  January 31,
                                                           1997          1996
                                                        -----------  -----------
                                                        (unaudited)  (unaudited)

Net Sales                                                5,656,733    6,326,622
Cost of Sales                                            4,584,198    5,386,581
                                                        ----------    ----------
Gross Profit                                             1,072,535      940,041
Selling, General & Administrative Expenses               1,116,851    1,416,089
                                                        ----------    ----------
Loss from Operations                                       (44,316)    (476,048)
Interest Expense, Net                                     (102,389)    (105,817)
                                                        ----------    ----------
Net Loss                                                  (146,705)    (581,865)
                                                        ==========    ==========
Accretion of Preferred stock dividends attributable
  to increase to conversion value                          872,451           --
                                                        ==========    ==========
Net Loss attributable to Common Stockholders            (1,019,156)    (581,865)
                                                        ==========    ==========
Net Loss per Share of Common Stock                           (0.09)       (0.05)
                                                        ==========    ==========
Weighted Average Common Shares Outstanding              11,246,366   10,635,563
                                                        ==========    ==========


 See accompanying notes to condensed combined consolidated financial statements

                           SYNERGISTIC HOLDINGS CORP.
                         AND SUBSIDIARIES AND AFFILIATE
             CONDENSED COMBINED CONSOLIDATED STATEMENT OF OPERATIONS



                                                       For the Nine Months Ended
                                                       -------------------------
                                                       January 31,   January 31,
                                                          1997          1996
                                                       -----------   -----------
                                                       (unaudited)   (unaudited)

Net Sales                                              16,933,328    19,506,062
Cost of Sales                                          13,813,007    16,344,091
Gross Profit                                            3,120,321     3,161,971
Selling, General & Administrative Expenses              3,780,855     4,735,485
Operating Loss                                           (660,534)   (1,573,514)
Interest expense, Net                                    (322,111)     (310,476)
                                                       ----------    ----------
Net Loss                                                 (982,645)   (1,883,990)
                                                       ==========    ==========

Accretion of Preferred stock dividends attributable
  to increase to conversion value                       1,137,500            --
                                                       ==========    ==========
Net Loss attributable to Common Stockholders           (2,120,145)   (1,883,990)
                                                       ==========    ==========
Net Loss per Share of Common Stock                          (0.19)        (0.20)
                                                       ==========    ==========
Weighted Average Shares Common Stock Outstanding       10,932,112     9,494,012
                                                       ==========    ==========

 See accompanying notes to condensed combined consolidated financial statements


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

                           SYNERGISTIC HOLDINGS CORP.
                         AND SUBSIDIARIES AND AFFILIATE
        CONDENSED COMBINED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                Preferred Stock         Preferred Stock            Common Stock
                                                                   Series A            Series B ($.01 par)          ($.01 par)
                                                           -------------------------------------------------------------------------
                                                             Shares        Amount      Shares     Amount        Shares       Amount
                                                           -------------------------------------------------------------------------
Balance, April 30, 1996                                           --   $        --        --                   7,900,000    $79,000

   Acquisition and constructive retirement of                     --            --        --            --    (1,453,600)   (14,536)
     treasury stock purchased from principal shareholder

    Reverse stock split                                           --            --     1,000            10      (715,550)    (7,155)

    Acquisition of Synergistic Holding Corporation                --            --        --                   3,456,410     34,564
       and constructive retirement of treasury stock

    Private placement of preferred stock and warrants         11,375       822,625        --            --            --         --
        net of related expenses

      Accretion of preferred stock to conversion value                   1,137,500        --            --            --         --

     Net loss for the period                                      --            --        --            --            --         --
                                                           -------------------------------------------------------------------------
Balance, January 31, 1997                                     11,375    $1,960,125     1,000           $10     9,187,260    $91,873
                                                           =========================================================================


                          [Restubbed from Table Above]


                                                                                        Deficit and
                                                                         Additional     Proprietor's        Less:
                                                                           Paid-In        Capital            Note
                                                                           Capital       Deficiency        Receivable       Total
                                                                        ------------------------------------------------------------
Balance, April 30, 1996                                                 $ 3,951,546     $(3,209,506)    $        --     $   821,040

     Acquisition and constructive retirement of                          (1,985,464)             --              --      (2,000,000)
       treasury stock purchased from principal shareholder

     Reverse stock split                                                      7,145              --              --              --

     Acquisition of Synergistic Holding Corporation                         465,436              --        (500,000)             --
       and constructive retirement of treasury stock

     Private placement of preferred stock and warrants                           --              --              --         822,625
        net of related expenses

       Accretion of preferred stock to conversion value                          --      (1,137,500)             --              --

     Net loss for the period                                                     --        (983,819)             --        (983,819)
                                                                        ------------------------------------------------------------
Balance, April 30, 1996                                                 $ 2,438,663     $(5,330,825)    $  (500,000)    $(1,340,154)
                                                                        ============================================================


 See accompanying notes to condensed combined consolidated financial statements

                           SYNERGISTIC HOLDINGS CORP.
                         AND SUBSIDIARIES AND AFFILIATE
            CONDENSED COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                 For the Nine Months Ended
                                                                 -------------------------
                                                                 January 31,   January 31,
                                                                    1997          1996
                                                                 -----------   -----------
                                                                 (unaudited)   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                           (982,645)   (1,883,990)
                                                                 ----------    ----------
Adjustments to reconcile net loss to net cash
used in operating activities

Depreciation and Amortization                                       234,707       221,374
Compensation related to sale of shares                                   --       786,546
Changes operating assets and liabilities
    Accounts Receivable                                            (255,396)     (325,361)
    Prepaid expenses & other                                          8,713       (95,116)
    Refundable Income Taxes                                          58,238        64,551
    Other Assets                                                         --         1,000
    Accounts Payable                                                567,447       149,907
    Accrued Expenses & other                                       (296,457)       67,025
                                                                 ----------    ----------
         Net Cash used in Operating Activities                     (665,393)   (1,014,064)
                                                                 ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES

    Capital Expenditures                                            (34,594)      (38,757)
    Loan to Officer                                                 (55,086)     (225,774)
                                                                 ----------    ----------
         Net Cash Used in Investing Activities                      (89,680)     (264,531)
                                                                 ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES

    Change in Bank Overdrafts                                       449,886       174,386
    Net proceeds from (repayments of) -
    note payable - finance company                                 (258,423)       58,079
    Principal Payments of L/T Debt and Capital Leases              (250,815)     (170,422)
    Net Proceeds from issuance of common stock                           --     1,232,000
    Net Proceeds from issuance of preferred stock and warrants      822,625            --
                                                                 ----------    ----------
         Net Cash Provided by Financing Activities                  763,273     1,294,043
                                                                 ----------    ----------
Net Increase (Decrease) in Cash                                       8,200        15,448
Cash - Beginning of Period                                           74,354        54,915
                                                                 ----------    ----------
Cash - End of Period                                                 82,554        70,363
                                                                 ==========    ==========


 See accompanying notes to condensed combined consolidated financial statements

                           SYNERGISTIC HOLDINGS CORP.

          NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

     1. The accompanying unaudited Combined Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and notes thereto filed with the Company's Form 8-K/A.

     2. Per share data is determined based on the weighted average number of common shares outstanding for the period. Common shares issued during the period are treated as outstanding from the trade date of issuance. The weighted average number of common shares outstanding has been retroactively adjusted for the stock split that was effected in connection with the merger described in Note 3. The terms of the Series B convertible preferred stock are such that the preferred stock is in substance common stock. Accordingly, the common stock issuable upon conversion of this preferred stock has been included in the weighted average number of common shares outstanding for all periods presented. Common stock equivalents relating to the convertible preferred stock, Series A, and to stock options and warrants have been excluded in determining per share data as they are antidilutive.

     3. In August 1995, Synergistic Holdings Corporation (the "Company") purchased from Salex Holding Corporation, a Delaware corporation ("Salex"), an unrelated privately owned company, 1,580,000 shares of Salex common stock (which represented a 20% common equity interest) for a purchase price of $1,500,000.

     In January 1996, the Company purchased an additional 363,400 shares of Salex common stock (representing a 4.6% common equity) directly from one of the principal stockholders of Salex for a purchase price of $500,000.

     On September 19, 1996 (the "Closing"), the Company's wholly-owned subsidiary, Salex Industries, Inc., a Delaware corporation ("Subsidiary"), consummated the merger contemplated by the Merger Agreement, dated June 27, 1996, as amended and restated on September 18, 1996 (the "Merger Agreement), by and among the Company, Subsidiary, Salex, Salex Fleet Specialist Corp., a New York corporation, Salex Fleet Management Corp., a New York corporation, Salex National Account Corp., a New York corporation, Salex Salvage Disposal Corp., a New York corporation, Salex Financial Services Corp., a New York corporation (collectively, the "Salex Subsidiaries"), Salvatore Crimi ("Crimi"), the Salvatore Crimi Family Limited Partnership, Pershing Sun, Michael Sun, Jennifer Sun, Susan Tauss-Giovinco, Francis Fitzpatrick and Harrison Fitzpatrick (collectively, the "Salex Stockholders") and T. Marshall Swartwood and Thomas M. Swartwood.

     Pursuant to the Merger Agreement, Subsidiary was merged with and into Salex and (i) all of the shares of common stock of Salex (the "Salex Common Stock") held by the Company were cancelled and extinguished and (ii) all of the 4,503,000 issued and outstanding shares of Salex Common Stock owned by the Salex Stockholders were converted into (a) 4,003,165 shares of common stock, par value $.01 per share, of the Company ("Synergistic Common Stock") and (ii) 1,000 shares of Series B Convertible Preferred Stock ("Synergistic Preferred Stock"). Upon the filing by the Company of a Certificate of Amendment to its Certificate of Incorporation increasing the authorized capital stock of the Company, each share of Synergistic Preferred Stock shall be converted into 2,059.106 shares of Synergistic Common Stock. The shares of Synergistic Common Stock delivered at the closing, together with the shares of Synergistic Common Stock into which the shares of Synergistic Preferred Stock are convertible, represent, in the aggregate, 51% of the fully-diluted, issued and outstanding shares of the Synergistic Common Stock.

     The amount of consideration paid by Company for the shares of Salex Common Stock was determined by negotiations among the representatives of the Company and Salex.

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

I. Actions Taken Immediately Prior to the Closing.

     Immediately prior to the Closing, Crimi sold to the Company 1,453,600 shares of Salex Common Stock owned by him for the purchase price of $2,000,000 which was paid by the issuance of the Company of two promissory notes - one for $1,055,562.19 (the "Warrant Promissory Note") and one for $944,437.81 (the "Alex Promissory Note"). Both the Warrant Promissory Note and the Alex Promissory Note were amended by a Letter Agreement dated September 18, 1996.

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

III. Actions Taken Simultaneously with the Closing

     1. All of the officers of the Company resigned, effective as of the Closing. The following persons were appointed to the positions set forth opposite their names:

       Salvatore Crimi - Chief Executive Officer and Chairman of the Board Jeffrey Dickson - Chief Operating Officer and President
       Pershing Sun - Senior Vice President and Chief Information Officer Chris Cucuzza - Chief Accounting Officer
       Angelo Crimi  - Secretary

     2. The Company increased the authorized number of directors constituting the Board of Directors to seven (7) members and the following were elected as directors: Franklin Pinter, Sal Crimi, Jeffrey Dickson, Angelo Crimi, Pershing Sun, Thomas Swartwood and Francis Fitzpatrick. Crimi was nominated and appointed Chairman of the Board.

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

     Since the Company's only asset after the Divestiture was its investment in Salex, the Company was deemed to be a public shell at the Closing of the Merger. The SEC believes that shells are not businesses and, therefore, that they cannot participate in business combinations. Accordingly, whenever a private operating company merges with a public shell, for accounting purposes the SEC views the transaction as an equity transaction by the private operating company (i.e., a transaction in which the private operating company "sells" shares in exchange for the net assets of the public shell). The SEC requires that the net assets of the public shell be recorded at carryover basis. No goodwill arises on the transaction. Thus, the merger transaction has been accounted for as a recapitalization of Salex (stock split, distribution of (voting, automatically converting) preferred stock, and treasury stock purchase (for debt)) followed by an issuance of common stock by Salex in exchange for treasury stock and Synergistic's note receivable. The note receivable, which is collateralized by Synergistic stock, has been recorded as a reduction of additional paid-in capital.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Results of Operations

     Net sales of $5,657,000 and $16,933,000 for the three and nine months ended January 31, 1997 decreased by 10.6% and 13.2%, respectively, from $6,327,000 and $19,506,000, respectively, in the comparable prior year periods. The loss of major corporate fleet customers in the Company's core operations is the primary factor for the decline in sales.

     The Company's gross margin increased to 19.0% for the three months ended January 31, 1997 and 18.4% for the nine months ended January 31, 1997 compared to 14.9% and 16.2% in the comparable prior year periods. This increase was attributable to the below average gross margin resulting from one of the lost corporate fleet accounts.

     Selling, general and administrative expenses for the three months and nine months ended January 31, 1997 decreased to $1,117,000 and $3,781,000 respectively, from $1,416,000 and $4,735,000, respectively, in the comparable prior year periods. These decreases were attributable to significant expenditures incurred in the prior year in connection with the development of services and products by the Company to be provided by insurance companies, financial institutions, and retail consumers. The Company has also sought successfully during the current year to restructure its operations and management in order to minimize its expenditures for general and administrative expenses.

     Interest expense remained constant at $102,000 and $322,000 for the three and nine months ended January 31, 1997, respectively, from $106,000 and $310,000, respectively, in the comparable prior year periods.

     Accretion of preferred stock dividends of $872,451 and $1,137,500 were recorded for the three months and nine months ended January 31, 1997. The Series A convertible preferred stock is convertible to common stock valued at twice the liquidation preference of the preferred stock at any time after December 31, 1996. Based on the preferred stock outstanding at January 31, 1997, total accretion of $1,137,500 was recorded of which $265,049 was reflected during the prior quarter and the remaining amount of $872,451, in the current quarter. The effect of such accretion is to increase the loss attributable to common stockholders for the purpose of calculating net loss per share.


Liquidity and Capital Resources

     Net cash flows used in operating activities were $665,000 for the nine months ended January 31, 1997 compared with $1,014,110 for the comparable prior year period. The decrease in net cash used in operations resulted from changes in accounts receivable, prepaid expenses, accounts payable, accrued expenses and compensation expense in the prior year relating to the sale of shares.

     Cash used in investing activities for the nine months ended January 31, 1997 totaled $90,000 compared with $265,000 for the comparable prior year period. Net cash flows used in investing activities decreased due to a reduction in loans to officers in the current period.

     Net cash provided by financing activities was $763,000 for the nine months ended January 31, 1997 compared with $1,294,000 provided by financing activities for the comparable prior year period. Financing activity for the nine months ended January 31, 1997 resulted from the sale of preferred stock.

     The Company has suffered losses during the 1997 fiscal year and has negative working capital. The Company has limited availability under its existing credit facility and the Company will need additional capital to have sufficient liquidity to meet its working capital and capital expenditure needs for the foreseeable future. There can be no assurance that the Company will be successful in obtaining such additional capital.

     As a result of the accounting treatment of the merger transaction the Company may not be able to meet initial listing requirements of the Nasdaq Stock Market. The Company may be subject to the delisting of its securities from such exchange.

                                     PART II

                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibit 27. Financial Data Schedule

          (b)  Reports on Form 8-K

               None



                                   SIGNATURES

     In accordance with the requirements of Sections 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SYNERGISTIC HOLDINGS CORP.

Date:   March 21, 1997              By: /s/ Salvatore Crimi
                                        ---------------------------------
                                        Salvatore Crimi, Chief Executive Officer

Date:   March 21, 1997              By: /s/ Jeffrey Dickson
                                        -------------------
                                        Jeffrey Dickson (as Chief Accounting
                                        Officer and Chief Financial Officer)