Form 10-K
period 1997-04-30
SYNERGISTIC HOLDINGS CORP /DE
filed 1997-11-26
CIK 918963

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996).

For the fiscal year ended April 30, 1997
                                      OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (NO FEE REQUIRED).

For the transition period from __________ to __________

                        Commission file number 1-12856

SYNERGISTIC HOLDINGS CORP.
------------------------------------------------------
(Exact Name of Registrant as Specified in Its Charter)

Delaware                                               42-1358036
-------------------------------            -----------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

50 Laser Court, Hauppauge, New York            11788
----------------------------------------     ----------
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code (516) 436-5000
                                                   ---------------


Securities registered under Section 12 (b) of the Exchange Act:

   Title of Each Class              Name of Each Exchange on Which Registered
   -------------------              -----------------------------------------
Common Stock, par value $.01                      OTC Bulletin Board


Securities registered pursuant to Section 12 (g) of the Act:


-------------------------------------------------------------------------------

                               (Title of Class)

-------------------------------------------------------------------------------
                               (Title of Class)


-------------------------------------------------------------------------------
                               (Title of Class)


-------------------------------------------------------------------------------
                               (Title of Class)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filling requirements for the past 90 days. Yes        No   X
                                                    -----     -----

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the Common Stock held by non-affiliates as of November 19, 1997, (based upon the average of the closing bid and asked prices of the Common Stock as quoted on the OTC Bulletin Board) was approximately $568,534. For purposes of this computation the shares of Common Stock held by directors, executive shareholders owning more than 5% of the Company's outstanding Common Stock were deemed to be stock held by affiliates. As of November 19, 1997, there were 3,032,180 shares of Common Stock outstanding held by non-affiliates.

      As of November 19, 1997, 9,187,260 shares of the Registrants Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE

                                    PART I

Item 1.  Business

      All statements contained herein that are not historical facts including, but not limited to, statements regarding the future development plans of Synergistic Holdings Corp. (the "Company") and the Company's ability to generate cash from its operations, are based upon current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements are the following: competition in the automobile asset management business, the inability of the Company to obtain additional financing and general business and economic conditions.

      Recent Development of Business

      Synergistic Holdings Corp. was incorporated under the laws of the State of Delaware on February 2, 1994. Prior to the Company's acquisition with Salex Holding Corporation ("Salex"), the Company was primarily engaged in securities trading, securities brokerage, investment banking, and related financial activities. Salex, a Delaware corporation, founded in 1974, provides automobile asset management services and manages on a nationwide basis, the maintenance and repair of fleets of automobiles and trucks owned, leased and operated by corporate customers. In August of 1995, the Company purchased from Salex 1,580,000 shares of Salex common stock (the "Salex Common Stock") (which represented a 20% common equity interest) for a purchase price of $1,500,000. In January of 1996, the Company purchased an additional 363,400 shares of Salex Common Stock (representing a 4.6% common equity) directly from one of the principal shareholders of Salex, Salvatore Crimi, for a purchase price of $500,000. Subsequently, on September 18, 1996 (the "Closing"), the Company's wholly-owned subsidiary, Salex Industries, Inc., a Delaware corporation ("Subsidiary"), consummated a merger contemplated by a Merger Agreement, dated June 27, 1996, as amended and restated on September 18, 1996 (the "Merger Agreement"), by and among the Company, Subsidiary, Salex, Salex Fleet Specialist Corp., a New York corporation, Salex Fleet Management Corp., a New York corporation, Salex National Account Corp., a New York corporation, Salex Salvage Disposal Corp., a New York corporation, Salex Financial Services Corp., a New York corporation (collectively, the "Salex Subsidiaries"), the Salvatore Crimi Family Limited Partnership, Pershing Sun, Michael Sun, Jennifer Sun, Susan Tauss-Giovinco, Francis Fitzpatrick and Harrison Fitzpatrick (collectively, the "Salex Shareholders") and T. Marshall Swartwood and Thomas M. Swartwood. Pursuant to the Merger Agreement, the Subsidiary was merged with and into Salex and (i) all shares of Salex Common Stock held by the Company were cancelled and extinguished and (ii) all 4,503,000 issued and outstanding shares of Salex Common Stock owned by the Salex Shareholders were converted into (a) 4,003,165 shares of Common Stock, par value $.001, of the Company (the "Common Stock") and (b) 1,000 shares of Series B Preferred Stock. Upon the filing by the Company of a Certificate of Amendment to its Certificate of Incorporation increasing the authorized capital stock of the Company, each share of Series B Preferred Stock shall be converted into 2,059.106 shares of Common Stock. At the time of the Closing, the shares of Common Stock delivered, together with the shares of Common Stock into which the shares of Series B Preferred Stock are convertible, represented, in the aggregate, 51% of the fully-diluted, issued and outstanding shares of the Common Stock. This merger enabled the Salex Shareholders to acquire control of the Company from T. Marshall Swartwood and Thomas M. Swartwood.

      Immediately after the Closing, the Company divested itself of substantially all its assets other than its investment in Salex. As a result, the Company's primary business now is automobile asset management. The current management of the Company and its board of directors have elected to concentrate on expansion in the automobile asset management industry. Salex had achieved significant goodwill in this sector and it is managements wish to leverage the core competency of Salex and adopt it as the primary mission of this company. It is the Company's intention, subject to Shareholders approval, to change the name of "Synergistic Holdings Corp." to "Salex Holding Corporation."

      During May 1997, the Company authorized the issuance and sale of 25,000 shares of its convertible

Preferred Stock, Series C to Meadow Management, LLP at a purchase price of $25,000. Because the Company does not have sufficient authorized Common Stock to issue upon conversion of the Preferred Stock, Series C the Company, subject to shareholder approval intends to amend its Certificate of Incorporation to increase its authorized Common Stock at the annual shareholders meeting scheduled to occur on December 29, 1997. In the event the shareholders do not approve to amendment to the Certificate of Incorporation by December 31, 1997, the Company has agreed to pay the holders of the Preferred Stock, Series C $1,000,000.

      Description of the Company

      Corporate Fleet Program

      The Company is in the business of automobile asset management and through such business manages, on a nationwide basis, the maintenance and repair of fleets of automobiles and small trucks which are owned and operated by corporate customers (the "Corporate Fleet Program"). If a vehicle of one of the Company's corporate customers needs repair, the Company directs the customers to the most conveniently located service center that is part of its nationwide servicing network (the "Service Network"). All of the service centers that are part of the Service Network are independently owned or affiliated with a national chain of repair centers, have been pre-screened and pre-approved by the Company and are reviewed by the Company from time to time. Before any work is commenced by the service center on a vehicle referred to it by the Company, the service center must contact the Company's certified mechanics and other auto specialists, who are located at its Hauppauge offices, to discuss all the proposed necessary repairs and the proposed cost thereof. The Company's specialists negotiate with the service centers to ensure that the customer is not overcharged or subjected to unnecessary repairs. The Company monitors the repairs, if needed, to assure on time completion of the work, expedites the delivery of needed parts when necessary and, in certain locations, provides the customer with access to a discount rental car until the repairs are completed. Participation in the Corporate Fleet Program provides the corporate customers with quality and price control over all work performed and provides the service centers with reliable levels of volume. In exchange for its services, the Company receives a monthly management fee, per-occurrence or monthly management fee based on the number of vehicles in the fleet, from the corporate customer based on the number of vehicles registered in the program and a fee from the Service Network ranging from 7 1/2 % to 15% of the cost of repair and maintenance (including both parts and labor) depending upon the type of service rendered.

      The Service Network

      The Company services all of its customers through its nationwide network of pre-screened, pre-approved maintenance and repair centers. Over 30,000 independently owned service centers are affiliated with the Service Network. The service centers are located in all 50 states, Canada and Puerto Rico. The Service Network includes service centers associated with national chains of auto repair centers, such as The Goodyear Tire and Rubber Company and Jiffy Lube, as well as smaller local centers. The Company retains complete control over which repair centers are affiliated with the Service Network. Generally, the Company's written affiliation agreements with the service centers are terminable at will with short notice requirements, and thus any service center that fails to perform to the Company's standards will be terminated. The Company has developed and maintains proprietary software and telecommunications at its corporate headquarters in Hauppauge, New York. The database allows the Company to (i) keep track of the labor rates, areas of specialty and hours of operation of each service center which helps the Company direct customers to appropriate service centers and (ii) communicate with the service centers, enabling the Company to oversee and monitor the maintenance and repair work performed by the centers. For the period ended April 30, 1997, net revenues from the Company's operation of its Corporate Fleet Program were $22,193,113.

      Guaranties

      Most of the repair and maintenance services provided to the corporate fleets are guaranteed against defects in parts and workmanship for certain periods of time and/or for a certain number of miles. As part of their affiliation agreements with the Company, the individual service centers are required to make such a guaranty to the Company. The Company, in turn, grants an identical guaranty to its corporate customers. If a vehicle has been improperly repaired, the customer contacts the Company and the Company arranges to have the appropriate repairs done at no additional cost to the customer either through the service center that originally performed the work, or through a service center responsible for the costs of rectifying any improper or faulty repairs. The Company coordinates the reimbursement of costs between service centers. In rare cases, an improper repair is not covered by the Service Network's guaranty and the Company must pay for the repairs to the vehicle from its own funds. Historically, claims which are not covered by a Service Network member have been insignificant. If the vehicle is under a manufacturer's warranty, the Company arranges for the repairs to be done by an authorized dealer. The Company receives no fee and incurs no costs for work performed by the Service Network that is covered by a manufacturer's warranty.

      Other Services Provided by the Company

      In addition to the services provided under the Corporate Fleet Program, the Company also provides its customers with other services relating to automobile repair, repossession and disposal.

      Computerized Auction System and the Collateral Disposal Services

      The Company maintains a proprietary computer network of buyers nationwide who submit bids on vehicles which according to the Company's vehicle condition reports, are considered demolished or clients do not wish to repair. The Company receives a fee from the corporate fleet or financial institution customer who wishes to dispose of the demolished vehicle, in addition to a fee from the buyer upon its purchase of the demolished vehicle. The Company believes that these fees are generally lower than traditional auction and disposal service fees. The Company has focused on selling its customers' salvaged and demolished vehicles. In addition, the Company has begun to use its disposal services to sell non-salvage vehicles to auto wholesalers and retailers.

      The Collateral Disposal Service is a vehicle disposal service that the Company provides to loan servicing companies and lenders that assists these entities in the repossession, storage and auctioning off of repossessed automobiles. The Company provides the proper control, documentation and conversion of vehicle collateral into cash. Under the program, loan servicing companies and lenders receive significant discounts on storage, access to the Computerized Auction System and access to the Company's nationwide vehicle transport system. These services enable loan servicing companies and lenders to convert repossessed vehicles more quickly into cash and receive a higher price for each vehicle than they are presently able to receive in the marketplace from traditional services and auction companies.

      Insurance Subrogation

      If one of the Company's customers has a vehicle that has been in an accident, the Company offers to the customer its expertise and experience in the area of insurance subrogation (i.e. making a determination of fault and the payment of damages and claims based upon that determination). Insurance subrogation is a process that has numerous regulations and reporting requirements that vary from state to state. Corporate fleet operators and financial institutions rarely have the expertise or desire to perform this function. The Company has the ability to perform these services and it earns a percentage of the amount collected from third parties or their insurance companies. The Company generally retains a percentage of amounts collected, plus expenses, as a fee for its subrogation services.

      Retail Customer Autocare Plan

      Through its retail customer autocare plan the Company extends its current services to individual automobile owners. The services provided to the customer and the economic benefits to the Company are essentially the same as those that are provided to its corporate customers under the Corporate Fleet Program. In addition to the fees that the Company receives from the service centers, the Company also charges its retail customers an annual membership fee to enter the network, depending upon the service option level that the customer chooses.

      Unlike roadside service clubs which only arrange for towing service in the event of a breakdown or collision, the Company actually monitors and negotiates all repairs with the repair centers in the Service Network. The Company believes that its retail customers are able to receive collision, maintenance and repair services anywhere in the country for less than they would pay if they were not members of the Company's Program.

      Extended Service Contracts

      In April 1996, the Company entered into an agreement with Virginia Surety, an insurance company specializing in the issuance of extended mechanical service contract agreements for automobiles and light trucks nationwide. Under the Agreement, the Company offers to corporate customers, financial institutions and retail customers service contracts covering mechanical repairs for the covered vehicle for twelve to twenty-four months. In addition to the up-front fees earned on the sale of the contracts, the Company generates revenues from the management of related repairs coordinated through the Service Network.

      Mechanic's Lien Collection Services

      The Company has recently begun to analyze the potential for providing collection services for the 30,000 members of its Service Network. Under such a program, the Company would be reimbursed for all fees and expenses and would receive a percentage of proceeds collected from vehicle owners or lenders relating to nonpayment of repair bills by non-member customers. The program would assist repair shops, who oftentimes are not equipped to efficiently collect such sums in collecting their bad debts. The Company believes that these services may be provided in conjunction with strategic financial or operational partners and is currently involved in negotiations with potential partners.

      Corporate Customer Base

      The Company's customers include corporations that have automobile fleets, insurance companies, financial institutions and individuals that want to take advantage of fleet pricing for automotive repair and vehicle disposal. The typical customer for our product is a company, which provides automobiles and or trucks to employees in the ordinary course of business. For the fiscal year ended April 30, 1997, no single customer accounted for more than 10% of the Company's revenues.

      Competition

      The Company believes the principal competitive factors in its corporate fleet business are prices and service. Key factors that have resulted in the present competitive position in this industry are use of technology and bundling of services. This is especially present for those companies that use the funding of leases and whose primary function is to sell money to finance a corporate fleet. Collision and mechanical maintenance is more a sideline for these lenders and not the primary product. Companies such as PH&H Corp. and GE Capital bundle the cost of these services into the lending rate.

      Management Information Systems

      The Salex Response System is software developed by the Company which offers a full range of on-line interactive functions for the analysis of trends; comparison to industry of fleet standards; and identification of opportunities for future improvement. It presents various modifiable systems, which can be tailored to meet the exact current and future requirements of the individual fleet. Salex Response is available and operational on Windows 3.X, 95 and NT.

      Main Fleet Management Menu - The Main Fleet Management menu allows the fleet administrator to design and print standard and customized reports and to display interactive graphics.

      Vehicle Operations Menu - The Vehicle Operations Menu tracks, in detail, the vehicle from order status through delivery for new acquisition and provides a comprehensive fleet cycling and disposal capability. In addition, it monitors all of the operational aspects of fleet management, including analysis of operating, fixed and maintenance costs.

      Driver Administration Menu - The Driver Administration Menu provides the Company control over vehicle assignment and usage by individual drivers. It tracks historical assignment of drivers to vehicles by date and mileage, and vehicle assignment by driver. Personal mileage and Fair Market Value can be detailed for personal tax liabilities.

      Safety Administration Menu - The Safety Administration Menu audits any accidents that the vehicle or driver may have been involved in, and the resulting salvage or subrogation that may be realized. It also monitors any formal training programs that the driver is enrolled in or has completed; and a history of parking violations and DMV reporting.

      Accident Menu - The Accident Menu details every accident that involves a company vehicle. It describes not only which vehicle was involved in the accident, but also who was driving at the time. It details the third party vehicle(s), who was at fault, what citations were issued, any injuries that were sustained and their extent, and all witnesses. Finally, it monitors the process of subrogation or salvage and the cost of recovery process. Through exception reporting and live interactive graphics, the system will allow our customers to bench mark and project trends, and to provide senior management with unlimited specialized analysis.

      Marketing and Advertising

      Sales of the Company's vehicle management services are made by the Company's sales staff, which consists of six full-time salespeople and Salvatore Crimi, the Company's Chief Executive Officer and founder. Marketing is presently conducted through direct solicitation, which enables the Company to deal directly with, and be readily accessible to its major customers. New marketing and advertising strategies and the addition of new personnel will be necessary to accommodate the Company's anticipated expansion plans. The Company also markets its services through labor organizations, credit card companies, insurance companies, universities, credit unions and other associations.

      Federal Regulation

      The Federal Trade Commission, under the Magnuson-Moss Warranty Act, and various state and local laws regulate the requirements and mechanics of consumer product warranties. Since the Company provides products and services to consumers and guarantees work performed by the service centers, it is subject to these regulations in addition to other laws regarding consumer products. The Company believes that it is in compliance with all such laws and regulations.

      The promulgation of any additional laws or regulations regarding warranties or consumer products could have an adverse effect on the Company's business. There can be no assurance that the Company will have the ability to comply with any such laws or regulations. The failure to comply with such statutes and regulations could have a material adverse effect upon the Company.

      Employees

      As of November 15, 1997, the Company employed 61 full and part-time employees. Of the 61 employees,

6 are classified as executives, 12 as sales and administrative personnel, 34 as customer service personnel and 9 as clerical personnel. None of the Company's employees are represented by collective bargaining agreements. The Company believes that its relations with its employees are good and has not experienced any interruption of its operations due to labor disagreements.

Item 2.  Properties

      The Company's executive office comprised of approximately 12,000 square feet is located at 50 Laser Court, Hauppauge, New York 11788 and is owned by the Company.

Item 3.  Legal Proceedings

      There are no material legal proceedings now pending or threatened against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

      There were no matters submitted to the shareholders of the Company during the fourth quarter of the fiscal year ended April 30, 1997.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      There does not exist any established trading market for the Company's common stock. The Company's Common Stock is presently being quoted on the OTC Bulletin Board. On April 16, 1997, the Company's Common Stock, which was trading on the NASDAQ Small-Cap Market, under the trading symbol "SYNH" was delisted. On January 17, 1997, the Company's Common Stock, which was trading on the Boston Stock Exchange under the trading symbol "SNH" was delisted. No dividends were paid during fiscal year ended April 30, 1997.

The following table sets forth the high and low closing sale price for the Common Stock (based on transaction data as reported by the NASDAQ Small Cap Market) for the fiscal year ended April 30, 1997:

                                                      Stock Price(s)
                                                      --------------
                                                    High             Low
                                                    ----             ---
YEAR ENDED April 30, 1997:
--------------------------

07/31/96          First Quarter:
                  Common Stock                    3.625               2.50
10/31/96          Second Quarter:
                  Common Stock                    4.125               2.75
01/31/97          Third Quarter:
                  Common Stock                    1.875               1.00
04/30/97          Fourth Quarter:(1)
                  Common Stock                    0.625               0.375

YEAR ENDED April 30, 1996:
--------------------------

07/31/95          First Quarter:
                  Common Stock                    2.375                .50
10/31/95          Second Quarter:
                  Common Stock                    2.50                1.875
01/31/96          Third Quarter:
                  Common Stock                    2.375               1.875
04/30/96          Fourth Quarter:
                  Common Stock                    3.375               2.75

--------
(1) On April 16, 1997, the Company's Common Stock was delisted by the NASDAQ Small Cap Market. From April 16, 1997, through April 30, 1997, the Company's Common Stock was quoted on the OTC Bulletin Board. During such period the average closing bid and ask prices were .241 and .463 respectively.

      On June 2, 1997, the Company sold 25,000 shares of Preferred Stock, Series C (the "Preferred Stock") to Meadows Management, LLC at a purchase price of $25,000. Each share of the Preferred Stock is convertible at any time into 100 shares of Common Stock at a conversion price of $0.10 per share. The sale and issuance of the Preferred Stock was exempt from registration by virtue of Section 4(2) of the Securities Act of 1933.

Item 6.  Selected Financial Data
      (In thousands, except per share amounts)

                                                                                  YEAR ENDED APRIL 30,
                                                                1997         1996         1995         1994        1993
STATEMENT OF OPERATIONS DATA:

Net Sales                                                     22,959       25,482       33,884       29,235      24,189
Cost of sales                                                 18,643       21,174       28,392       24,298      19,973
                                                       -----------------------------------------------------------------
Gross profit                                                   4,316        4,308        5,492        4,937       4,216
                                                       -----------------------------------------------------------------

Selling, general & administrative expenses                     5,022        6,188        5,123        4,454       3,718

Operating income (loss)                                         (706)      (1,880)         369          483         498

Interest expense - net                                           380          460          432          282         216

Net income (loss)                                             (1,087)      (2,399)         (94)         120         155

Accretion of preferred stock                                  (1,062)           -            -            -           -
                                                       -----------------------------------------------------------------

Net loss attributable to Common Stockholders                  (2,149)      (2,399)         (94)         120         155
                                                       =================================================================

Net income (loss) per common share                             (0.19)       (0.21)       (0.01)       (0.01)      (0.01)
                                                       =================================================================


                                                                                        April 30,
                                                                1997         1996         1995         1994        1993

BALANCE SHEET DATA:

Accounts receivable                                            3,452        3,219        3,288        4,881       3,343

Total assets                                                   6,847        7,821        8,208        9,601       4,796

Long-term debt                                                   781        1,054        1,278        1,329       4,972

Stockholders' equity (deficit)                                (1,528)         821        1,201        1,359        (176)


Item 7.  Management's Discussion and Analysis or Plan of Operation

      All statements contained herein (other than historical facts) including, but not limited to, statements regarding the Company's future development plans, the Company's ability to generate cash from its operations and any losses related thereto, are based upon current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements. Generally, the words "anticipate," "believe," "estimate," "expects," and similar expressions as they relate to the Company and/or its management, are intended to identify forward looking statements. Among the factors that could cause actual results to differ materially are the following: the inability of the Company to obtain additional financing to meet its capital needs; competition in the automotive maintenance industry; and general business and economic conditions.

      Pursuant to the merger agreement dated September 19, 1996, the Company was merged with and into Salex whereby all of the shares of common stock of Salex held by the Company were cancelled and all of the 4,503,000 shares of common stock owned by the Salex Stockholders were converted into (a) 4,003,165 shares of common stock, par value $.01 per share and (b) 1,000 shares of Series B Convertible Preferred Stock.

      Immediately after the closing, the Company pursuant to a Stock and Asset Purchase Agreement with Dickinson Holding Corporation ("Dickinson"), a Delaware corporation, sold (the "Divestiture") all of the outstanding shares of its subsidiary, Dickinson & Co., Inc, ("DCI"), a registered broker/dealer and its investment in Electronic Designs, Inc. ("EDI"). As consideration for the stock and assets that were transferred in connection with the divestiture, Dickinson transferred to the Company 750,000 shares of its Common Stock and a $500,000 promissory note secured by 250,000 shares of its Common Stock pursuant to a Pledge Agreement between Dickinson and the Company.

      Because the Company's only asset after the Divestiture was its investment in Salex, the company was considered to be an in substance "shell" at the Closing of the Merger. The SEC believes that shells are not businesses and therefore, cannot initiate business combinations. For accounting purposes the SEC views the transaction as an equity transaction by the private operating company ("Salex") rather than as an acquisition of Salex by the Company. The SEC requires that the net assets of the public shell be recorded at carryover basis in which no goodwill arises on the transaction. Accordingly, the merger transaction has been accounted for as recapitalization of Salex (stock split, distribution of preferred stock, and treasury stock purchase) followed by an issuance of common stock by Salex in exchange for treasury stock and Synergistic's note receivable from Dickinson. The note receivable, which is collateralized by Common Stock, has been recorded as a reduction of additional paid-in capital.

      All financial information, as presented, reflects that of Salex and does not reflect that of Synergistic prior to the merger.

      Results of Operations -- Year Ended April 30, 1997 vs. Year Ended April 30, 1996

      Net sales decreased by 2.52 million or 9.81% to 22.96 million for the fiscal year ended April 30, 1997, as compared to $25.48 million for fiscal year ended April 30, 1996. This decrease resulted from the loss of several major corporate accounts.

      The Company's gross margin of 18.8% was 1.9 percentage points higher than the previous year level of 16.9%. The increase resulted from the loss of one of its corporate fleet customers that yielded a significantly lower gross margin than standard.

      General and administrative expenses for the fiscal year ended April 30, 1997, of $5.022 million was $1.16 million less than the previous year. This 18.7% decrease was attributable to significant expenditures incurred for implementing the Company's plan for the development of service and products to be provided to insurance companies, financial institutions and retail consumers. In the future, the Company intends to restructure its operations and management in order to minimize its expenditures and increase productivity.

      Interest expense of $379,656 for year ended April 30, 1997, was $80,444 lower than the previous year. This 17.4% decrease was partially attributable to a decrease in the interest rate charged on the Company's revolving credit with a finance company, in addition to the interest charged on the Company's loan to an officer.

      Net Loss, Liquidity and Capital Resources

      Net cash flows used in operating activities were $57,194 for the year ended April 30, 1997, as compared to $117,674 provided by operations for the comparable prior period. This change of $174,868 resulted primarily from changes in accounts receivable, refund on taxes, accrued expense and compensation expense in the prior year relating to the sale of Common Stock.

      Net cash flows used in investing activities were $105,347 for the Year Ended April 30, 1997, as compared to $290,086 that was used in investing activities for the comparable prior period. This difference of $184,739 was attributable to the reduction in loans receivable due from an officer.

      Net cash flows provided by financing activities were $213,955 as compared to $21,630 that were provided by financing activities for the comparable prior year. This was primarily the result of the acquisition and constructive retirement of common stock and was partially offset by the issuance of preferred stock.

      The Company has suffered a loss for the fiscal year ended April 30, 1997, and has negative working capital. The Company has limited availability under its existing credit facility and the Company will need additional capital to have sufficient liquidity and to meet its working capital needs for the foreseeable future. It is the Company's intention to refinance its mortgage liability on a short term basis. The Company expects to enter into a sale and leaseback arrangement with respect to the property in the near future.

      Results of Operations -- Year Ended April 30, 1996 vs. Year Ended April 30, 1995

      Net sales for 1996 of $25.48 million decreased by $8.4 million in the comparable prior year. This decrease of 24.8% is the result of losing three of its major corporate fleet customers.

      The Company's gross margin of 16.9% was relatively the same as it was in the prior year where it was 16.2%.

      Selling, general and administrative expense of $6.19 million for Year Ended 1996, was $1.06 million higher than the comparable prior period. This is attributable to the Company's plan for the development of service and products to be provided to insurance companies, financial institutions and retail consumers.

      Interest expense of $460,100 for the Year Ended 1996 was $28,256 higher than the prior year. This 6% increase was attributable to interest paid for the mortgage on the Company's building, more interest incurred on officers loan, which was partially offset by reduced interest charged on our revolving line of credit.

      Liquidity and Capital Resources

      Net cash flows provided by operations was $117,674 for the year ended April 30, 1996, as compared to $720,999 provided by operations for the comparable prior year. This decrease was attributable primarily to changes in accounts receivable and accounts payable.

      Net cash flows used in investing activities was $290,086 for year ended April 30, 1996, as compared to $141,332 for the comparable prior year. This was primarily the result of an increase due to a loan to an officer.

      Net cash flows provided by financing activities was $21,630 for year ended April 30,1996, as compared to

$396,880 that was used in financing activities for the comparable prior year. This was primarily attributable to the issuance of Common Stock offset by decreases in the bank overdraft.

      Impact of Inflation and Changing Prices

      Although the Company cannot accurately predict the precise effect of inflation on its operation, it does not believe inflation has had a material effect on sales or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures about Market Research

      Not Applicable.

Item 8.  Financial Statements and Supplementary Data

      Financial statements are included herein beginning with page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not Applicable.

                                   PART III

Item 10.  Directors and Executive Officers of the Company

      The following table sets forth certain information concerning each nominee for the office of Director, each Director and each executive officers of the Company:

Name                        Age        Position
----                        ---        --------
Salvatore Crimi             72         Chief Executive Officer and Chairman of the Board of
                                        Directors

Angelo Crimi                45         Vice Chairman, Secretary, Vice President Sales and Vice
                                        Chairman of the Board of Directors

Pershing Sun                54         Senior Vice President, Chief Information Officer and
                                        Director

Franklin Pinter             47         Director

Francis Fitzpatrick         56         Director

Syd Mandelbaum              47         Nominee for Director

Andrew Lunetta              47         Nominee for Director

      Salvatore Crimi has served as the Chairman of the Board of Directors and Chief Executive Officer of the Company since September 18, 1996. From 1974 to 1996 Mr. Crimi served as Chairman of the Board and Chief Executive Officer of Salex Holding Corporation. He is the father of Angelo Crimi, the Vice Chairman of the Board of Directors, Vice President of Sales and Secretary of the Company.

      Angelo Crimi has served as the Vice Chairman of the Board of Directors, Vice President of Sales, and Secretary of the Company since September 18, 1996. From 1995 to 1996 Mr. Crimi served as President of Salex Holding Corporation. He is the son of Salvatore Crimi, the Chief Executive Officer, Chairman of the Board of Directors and President of the Company.

      Pershing Sun has served as a Director of the Company and Senior Vice President and Chief Information Officer of the Company since September 18, 1996. From 1991 to 1996 Mr. Sun served as Chief Information Officer of Salex Holding Corporation.

      Franklin T. Pinter has served as a Director since January 7, 1997. From 1984 to the present Mr. Pinter has served as an investment and estate planner with the firm of Arnone, Lowth, Fanning.

      Francis Fitzpatrick has served as a Director since September 18, 1996. Mr. Fitzpatrick has served as a Vice President of Fitzpatrick Brothers Corporation, an auto collision repair facility since 1982.

      Syd Mandelbaum has served as an account executive for Toshiba American Medical Systems since 1997. From 1993 to 1997 Mr. Mandelbaum served as a laser flow cytometry specialist with the Coulter Corporation. From 1990 to 1993 Mr. Mandelbaum was a Vice President of Cell Measurement Systems for Imager Insrumentation.

      Andrew Lunetta was retained as a Consultant to the Company in July 1997. From 1995 to 1997, Mr. Lunetta served as Chief Financial Officer of Tostel Corp., a publicly traded construction company. From 1982 to 1995 Mr.
Lunetta was the Vice President-Controller of Coyne Electrical Contractors, Inc.

      Guardian Angel Management, LTD, Meadows Management, LLC, Dr. Robert Cohen, Dr. Alan Cohen and Jonathan Pratt were required to file Form 3 by June 12, 1997. Such forms were filed on June 26, 1997.

Item 11.  Executive Compensation

      The following table sets forth the cash and non-cash compensation awarded to or earned by the Chief Executive Officer who served in that position during fiscal year ended April 30, 1997, and the most highly compensated executive officer of the Company earning at least $100,000 per year.

                          SUMMARY COMPENSATION TABLE

                             Annual Compensation        Long-Term Compensation
                             -------------------        ----------------------


                                             Other                Awards
                                             Annual             Securities
                                            Compen-             Underlying
Name and Principal Position     Salary       sation            Options/SARs
---------------------------     ------       ------            ------------
                                 ($)          ($)                  (#)

Salvatore Crimi,               $ 95,866    $12,214(2)              79,610
Chairman of the Board and

Chief Executive Officer(1)


Jeffrey Dickson,               $103,365     $4,800(4)             300,000

President and Chief

Operating Officer(3)


-----------------------------
(1) Includes the compensation earned by Mr. Crimi prior to the merger of the Company with Salex on September 18, 1996.
(2) Includes $5,173 representing car and commuting allowance and $7,041 representing the value of certain health insurance benefits provided by the Company.
(3) Mr. Dickson is no longer an employee of the Company.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

Set forth below is information on grants of stock options for the named executive officers for the period May 1, 1996 to April 30, 1997.

                     Number of    Percent Total
                    Securities     Options/SARs
                    Underlying      Granted To
                   Options/SARs    Employees In  Exercise or Base Price
Name                Granted (#)    Fiscal Year          ($/Sh)        Expiration Date    5%(s)        10%(S)
----                -----------    -----------          ------        ---------------    -----        ------
       (a)              (b)            (c)               (d)                (e)           (f)           (g)
Salvatore Crimi        79,610          7.0%             $2.125           11/21/02        $2.85         $3.76
                      500,000         44.0%             $1.50             4/30/97          --           --
Jeffrey Dickson       300,000         27.0%             $1.00             8/31/00        $1.22         $1.46




Aggregated Options Exercised in Last Fiscal Year and Fiscal Year-End Option Values*

                                           Number of Securities           Value of Unexercised
                                          Underlying Unexercised             In-the-Money
                                         Options at Fiscal Year-End    Options at Fiscal Year-End
                                                    (#)                         ($)(1)
       Name                              Exercisable/Unexercisable      Exercisable/Unexercisable
       ----                              -------------------------      -------------------------
Salvatore Crimi                              31,844      47,766             -              -

Jeffrey Dickson                             300,000         -               -              -

-----------------------------
(1) Calculated based on the average closing bid and ask prices as quoted the OTC Bulletin Board for the last business day of the fiscal year ($0.34 per share) less the exercise price payable for such shares.

Directors' Compensation

         Directors of the Company receive compensation for serving on the Board of Directors or any of its committees. Upon adoption of the Stock Option Plan each non-employee director will receive options, as a formula grant, to purchase 5,000 shares of Common Stock at an exercise price equal to their market value on the first trading day of each May.

      Employment Contracts and Termination of Employment and Change-In-Control Arrangements

         In August 1995, the Salex Holding Corporation ("Salex") entered into an employment agreement with Mr. Salvatore Crimi which provides for his appointment as Chief Executive Officer for a term ending on August 4, 1998.
Mr. Crimi's agreement was assumed by the Company upon completion of the acquisition of Salex. The term is automatically extended for additional one-year periods unless either party gives written notice to the other of its desire not to renew such term which notice must be given no later than ninety
(90) days prior to the end of each term on any such renewal. The agreement provides that during each fiscal year of the Company until the expiration or termination of the agreement, Mr. Crimi's annual base salary shall be greater of (i) his base salary for the immediate prior year plus the product obtainable by multiplying Mr. Crimi's base salary for the immediate prior year by a percentage, if any, by which, the Consumer Price Index for all Urban Consumers - New York - Northeast New Jersey Region (the "CPI") for the month of December of the immediate prior year exceeds the CPI for the month of December of the year prior to the immediate prior year, or (ii) an amount at the annual rate as determined by the Board of Directors of the Company. To demonstrate his commitment to the Company during the fiscal year ended April 30, 1997, Mr. Crimi reduced his base salary approximately 31.52% from $140,000 to $95,866. For the fiscal year ending
April 30, 1998, Mr. Crimi's base salary is $140,000.

         In the event that the Company terminates Mr. Crimi's employment, other than for cause, or Mr. Crimi terminates his employment as a result of a breach by the Company of the agreement, Mr. Crimi will be paid severance compensation equal to his annual base salary (at the rate payable at the time of such termination) and accrued benefits plus an amount equal to the lesser of one year's full base salary (as in effect at the time of such termination) and any other amounts owed to him under the agreement or the full base (as in effect at the time of such termination) and any other amounts that would have been payable to Mr. Crimi from the date of termination through the original stated expiration date of the employment agreement. In the event that the Company terminates Mr. Crimi's employment for cause or Mr. Crimi shall terminate his employment for reasons other than a breach of the agreement by the Company, the Company shall pay Mr. Crimi his full base salary and accrued benefits through the date of termination at the rate in effect at the time notice of termination is given. For a period of two years following termination of Mr. Crimi's employment for any reason (other than a termination by the Company without cause) Mr. Crimi cannot perform services for or have an equity interest in (except for an interest of 2% of less in an entity which is engaged in a competitive business and which is publicly traded) any competitive business. In addition, the Agreement provides that for the two year period following termination of Mr. Crimi's employment for any reason, with or without cause, Mr. Crimi cannot, directly or indirectly (including without limitation, as owner employee, agent consultant or independent contractor) provide or solicit services of the type provided by the Company to any of its existing customers or potential customers with which or with whom the Company has negotiated within the twelve months preceding the date of termination of Mr. Crimi's employment.

Item 12.  Security Ownership of Management and Certain Beneficial Owners(1)

         The following table sets forth certain information, as of August 26, 1997, regarding the beneficial ownership of the Company's Common Stock by: (i) each shareholder known by the Company to be the beneficial owner of more than five percent of the outstanding shares of the Company's Common Stock; (ii) each Director of the Company and nominees for director; (iii) each Named Executive Officer (as hereinafter defined) of the Company; and (iv) all Directors, nominees and executive officers of the Company as a group.


                                                             Amount and Nature of
Name and Address of Beneficial Owner                        Beneficial Owner(2)(3)          Percent of Class(2)(3)
------------------------------------                        ----------------------          ----------------------

Salvatore Crimi Family Limited Partnership............          1,631,696(4)                         16.75

Meadows Management, LLC...............................          1,250,000(5)(6)                      11.97
1500 Hempstead Turnpike
East Meadow, New York 11554

Dr. Robert Cohen......................................          1,250,000(5)(6)(7)                   11.97
1500 Hempstead Turnpike
East Meadow, New York 11554

Dr. Alan Cohen........................................          1,250,000(5)(6)(8)                   11.97
1500 Hempstead Turnpike
East Meadow, New York 11554

Guardian Angel Management, Ltd........................          1,250,000(5)(6)(9)                   11.97
147 Redpoll Circle
North Hills, New York 11577

Jonathan Pratt........................................          1,250,000(5)(6)(10)                  11.97
147 Redpoll Circle
North Hills, New York 11577

Pershing Sun..........................................          1,299,449(11)                        13.48

Salvatore Crimi.......................................          1,091,483(12)                        11.39

Franklin Pinter.......................................             75,000(13)                          *

Francis Fitzpatrick...................................             54,516(14)                          *

Angelo Crimi..........................................                 --                             --

Andrew Lunetta .......................................                 --                             --

Syd Mandelbaum........................................                 --                             --

All directors and executive officers as a group (5
persons)..............................................          2,520,448                            25.06

-----------------------------
*    Less than one percent (1%)

(1) These tables are based upon information supplied by Schedules 13D and 13G, if any, filed with the Securities and Exchange Commission (the "SEC"). Unless otherwise indicated in the footnotes to the table and subject to the community property laws where applicable, each of the shareholders named in this table has sole voting and investment power with respect to the shares shown as beneficially owned by him. Applicable percentage of ownership is based on 9,187,250 shares of Common Stock, which were outstanding on November 19, 1997.

(2) Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of Common Stock subject to options or preferred stock held by that person that are currently exercisable or convertible within 60 days of November 19, 1997 are deemed outstanding. To the Company's knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

(3) In calculating the percent of the outstanding shares of Common Stock, all shares issuable on exercise of stock options or conversion of preferred stock held by the particular beneficial owner that are included in the column to the left of this column are deemed to be outstanding.

(4) Includes 553,900 shares which may be acquired upon the conversion of 269 shares of Series B Preferred Stock.

(5) Represents shares of Common Stock to be acquired upon the conversion of 12,500 shares of Series C Preferred Stock.

(6) At the annual meeting of shareholders, Meadows Management, LLC ("Meadows"), of which Dr. Robert Cohen and Dr. Alan Cohen are managing members, and Guardian Angel Management, LTD ("Guardian Angel"), of which Jonathan Pratt is the sole shareholder, intend to vote together on all matters presented as such meeting. In the aggregate this group beneficially owns 2,500,000 shares.

(7) This amount includes all of the shares beneficially owned by Meadows. Dr. Robert Cohen, a managing member of Meadows, has shared voting power and shared investment power. Dr. Robert Cohen disclaims beneficial ownership of such shares.

(8) This amount includes all of the shares beneficially owned by Meadows. Dr. Alan Cohen, a managing member of Meadows, has shared voting power and shared investment power. Dr. Alan Cohen disclaims beneficial ownership of such shares.

(9) The Company intends to challenge the validity of the transfer of 12,500 shares of Series C Preferred Stock from Meadows to Guardian Angel of which Jonathan Pratt is the sole shareholder.

(10) This amount includes all of the shares beneficially owned Guardian Angel. Jonathan Pratt disclaims beneficial ownership of such shares.

(11) Includes 436,530 shares which may be acquired upon the conversion of 212 shares of Series B Preferred Stock and 15,190 shares which may be acquired upon the exercise options which will be exercisable within 60 days. Does not include 22,186 shares underlying options with are not exercisable within 60 days.

(12) Includes 360,314 shares which may be acquired upon the conversion of 175 shares of Series B Preferred Stock and 31,844 shares which may be acquired upon exercise of options which will be exercisable within 60 days. Does not include 47,766 shares underlying option with are not exercisable within 60 days.

(13)    Includes warrants to purchase 25,000 shares of Common Stock.

(14) Includes 956 shares which may be acquired upon the exercise of options which will be exercisable within 60 days. Does not include 1,435 shares underlying options which are not exercisable within 60 days.

Item 13.  Certain Relationships and Related Transactions

      On September 19, 1996, the Company constructively retired 1,453,600 shares of Common Stock purchased by the Company from Mr. Crimi for a purchase price of $2,000,000. As payment for this obligation, the Company and Mr. Crimi agreed to offset the amount owed Mr. Crimi against certain loans made by the Company to Mr. Crimi totaling $1,004,212. In addition, the Company assumed a note payable by Mr. Crimi to a former shareholder of the Company in the amount of $995,788.

      Andrew Lunetta, a nominee for election as a director, is currently serving as a consultant to the Company.

Mr.Lunetta is paid $8,650 per month and his employment may be terminated by either party at any time.

Item 14.  Exhibits and Reports on Form 8-K

Exhibits

Exhibit  3.1     Registrant's Certificate of Incorporation, as amended to date
                 - incorporated by reference to Exhibit 3 (a) to the Registrant's Registration Statement on Form SB-2, File No. 33-75162.

Exhibit 3.2 Certificate and Agreement and Plan of Merger - incorporated by reference to Exhibit 3 (b) to Registrant's Registration Statement on Form SB-2, File No. 33-75162.

Exhibit  3.3*    Registrant's Bylaws -

Exhibit  4.1*    Specimen of Common Stock Certificate.


Exhibit 4.2* Certificate of Designation of the Registrant's Series A Preferred Stock.

Exhibit 4.3* Certificate of Designation of the Registrant's Series B Preferred Stock.

Exhibit 4.4 Certificate of Designation of the Registrant's Series C Preferred Stock - incorporated by reference to Exhibit 4 to the Registrant's 8-K filed on June 17, 1997.

Exhibit 10.1     Amended and Restated Merger Agreement, dated as of
                 September 19, 1996, by and among the Company, the Subsidiary, Salex, the Salex Subsidiaries, the Salex Stockholders, Thomas
                 M. Swartwood and T. Marshall Swartwood. Incorporated by reference to Exhibit 10.1 to the Registrant's report on Form 8-K filed on September 19, 1996.

Exhibit 10.2 List of Omitted Schedules/Exhibits to Merger Agreement. Incorporated by reference to Exhibit 10.2 to the Registrant's report on Form 8-K filed on September 19, 1996.

Exhibit 10.3 Promissory Note issued by the Company to Crimi for $1,055,562.19 dated September 18, 1996. Incorporated by reference to Exhibit 10.3 to the Registrant's report on Form 8-K filed on September 19, 1996.

Exhibit 10.4 Promissory Note issued by the Company to Crimi for $944,437.81 dated September 18, 1996. Incorporated by reference to Exhibit 10.4 to the Registrant's report on Form 8-K filed on September 19, 1996.

Exhibit 10.5 Amendment to Promissory Notes dated September 18, 1996. Incorporated by reference to Exhibit 10.5 to the Registrant's report on Form 8-K filed on September 19, 1996.

Exhibit 10.6 Stock and Asset Purchase Agreement between the Company and Dickinson dated September 18, 1996. Incorporated by reference to Exhibit 10.6 to the Registrant's report on Form 8-K filed on September 19, 1996.

Exhibit 10.7 Indemnification Agreement between the Company and Dickinson dated September 18, 1996. Incorporated by reference to
                 Exhibit 10.7 to the Registrant's report on Form 8-K filed on September 19, 1996.
                                      -19-

Exhibit 10.8 Tax Indemnity Agreement among the Company, Dickinson, and Dickinson & Co., Inc. dated September 18, 1996. Incorporated by reference to Exhibit 10.8 to the Registrant's report on Form 8-K filed on September 19, 1996.

Exhibit 10.9 The Divestiture Promissory Note issued by Dickinson to the Company dated September 18, 1996. Incorporated by reference to Exhibit 10.9 to the Registrant's report on Form 8-K filed on September 19, 1996.

Exhibit 10.10 Stock Pledge and Security Agreement between the Company and Dickinson dated September 18, 1996. Incorporated by reference to Exhibit 10.10 to the Registrant's report on Form 8-K filed on September 19, 1996.

Exhibit 10.11 Stock Option Agreement between Crimi and the Company dated September 18, 1996. Incorporated by reference to
                 Exhibit 10.11 to the Registrant's report on Form 8-K filed on September 19, 1996.

Exhibit 10.12 Stock Option Agreement among Salex Stockholders and the Company dated September 18, 1996. Incorporated by reference to Exhibit 10.12 to the Registrant's report on Form 8-K filed on September 19, 1996.

Exhibit 10.13 Form of Registration Rights Agreements among each of the Salex Stockholders and the Company dated September 18, 1996. Incorporated by reference to Exhibit 10.13 to the Registrant's report on Form 8-K filed on September 19, 1996.

Exhibit 10.14 Assumption by the Company of Salex's Mortgage dated September 18, 1996. Incorporated by reference to Exhibit
                 10.14 to the Registrant's report on Form 8-K filed on September 19, 1996.

Exhibit 10.15    Assumption of the Company of Salex's Employment
                 Agreement with Crimi. Incorporated by reference to Exhibit
                 10.15 to the Registrant's report on Form 8-K filed on September 19, 1996.

Exhibit 10.16    Assumption of the Company of Salex's Employment
                 Agreement with Pershing Sun. Incorporated by reference to
                 Exhibit 10.16 to the Registrant's report on Form 8-K filed on September 19, 1996.

Exhibit 10.17* Form of Subscription Agreement dated as of June 2, 1997, between Registrant and Meadows Management LLC.

Exhibit 10.18*   Form of Registration Rights Agreement between
                 Registrant and Meadows Management LLC dated as of June 2,
                 1997.

Exhibit 11       Statement re computation of per share earnings.

Exhibit 21       Subsidiary of the Registrant.

Exhibit 27       Financial data schedule.
-----------------------------
* Filed herewith.


(b) REPORTS ON FORM 8-K No reports on Form 8-K were filed during the fourth quarter of fiscal year ended April 30, 1997.

                          SYNERGISTIC HOLDINGS CORP.
                               AND SUBSIDIARIES
                                 AND AFFILIATE



                       CONSOLIDATED FINANCIAL STATEMENTS
                   Years Ended April 30, 1995, 1996 and 1997

                            SYNERGISTIC HOLDINGS CORP.
                        AND SUBSIDIARIES AND AFFILIATE

                         INDEX TO FINANCIAL STATEMENTS




                                                                    Page #

       Independent auditor's report                                F -  1

       Consolidated balance sheets
                 April 30, 1997 and 1996                           F -  2

       Consolidated financial statements for the three years
            ended April 30, 1997
                 Statements of operations                          F -  3

                 Statements of stockholders' equity and            F -  4

                    capital deficit
                 Statement of cash flows                           F -  5

       Notes to consolidated financial statements                  F -  6-18

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Synergistic Holdings Corp.

We have audited the accompanying combined consolidated balance sheets of Synergistic Holdings Corp. as of April 30, 1996 and 1997, and the related combined consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended April 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synergistic Holdings Corp. as of April 30, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1997, in conformity with generally accepted accounting principles.





                                                  /S/ Feldman Loudin & Co., P.C.
                                                  ------------------------------
New York, New York                                Certified Public Accountants
June 19, 1997

                          SYNERGISTIC HOLDINGS CORP.
                        AND SUBSIDIARIES AND AFFILIATE
                          CONSOLIDATED BALANCE SHEET

                                    ASSETS
                                                                                      April 30,
                                                                             --------------------------
                                                                                1997            1996
                                                                             -----------    -----------
CURRENT ASSETS:
     Cash                                                                    $   125,769    $    74,354
     Accounts receivable, net of allowance for
         doubtful accounts of $188,000 in 1997 and 1996                        3,451,589      3,218,909
     Prepaid expenses and other current assets                                    77,263         91,261
     Refundable income taxes                                                        --           58,239
     Deferred income taxes                                                          --             --

                                                                             -----------    -----------
         Total Current Assets                                                  3,654,621      3,442,763
                                                                             -----------    -----------

PROPERTY AND EQUIPMENT, net                                                    1,746,120      1,867,655
                                                                             -----------    -----------

OTHER NONCURRENT ASSETS:
     Loan Receivable from officer, net of current portion                           --        1,004,212
     Goodwill, net                                                             1,210,625      1,308,125
     Noncompetition and consulting agreement, net                                186,667        150,000
     Other assets                                                                 48,635         48,635

                                                                             -----------    -----------
                                                                               1,445,927      2,510,972
                                                                             -----------    -----------
                                                                             $ 6,846,668    $ 7,821,390
                                                                             ===========    ===========
            LIABILITIES AND STOCKHOLDERS' DEFICIT (CAPITAL DEFICIT)

CURRENT LIABILITIES:
     Bank overdraft                                                          $   471,236    $   445,440
     Note payable - finance company                                            1,283,699      1,456,443
     Accounts payable                                                          4,161,585      3,323,566
     Accrued expenses and other                                                  487,260        487,111
     Current portion of long-term debt                                         1,179,906        223,339

                                                                             -----------    -----------
         Total Current Liabilities                                             7,583,686      5,935,899
                                                                             -----------    -----------

LONG-TERM DEBT:
     Long-term debt                                                               71,000         47,730
     Mortgage payable                                                               --          912,203
     Capital leases obligations                                                   33,155         94,518
     Note payable                                                                676,948           --
                                                                             -----------    -----------
                                                                                 781,103      1,054,451
                                                                             -----------    -----------

DEFERRED INCOME TAXES                                                             10,000         10,000
                                                                             -----------    -----------
STOCKHOLDERS' (DEFICIT) EQUITY:
     Preferred stock-series A, $.01 par value - shares authorized 20,000, issued and outstanding 10,625
         (liquidation preference $100 per share)                                 737,387           --
     Preferred stock-series B, $.01 par value -
         shares authorized, issued and outstanding 1,000                              10           --
     Common stock, $.01 par value - shares authorized 10,000,000                  91,873         79,000
     Additional paid-in capital                                                3,501,163      3,951,546
     Accumulated deficit and proprietor's capital deficiency                  (5,358,554)    (3,209,506)
     Distribution to stockholders                                                   --             --
     Less: Note receivable                                                      (500,000)          --
                                                                             -----------    -----------
         Total stockholders' (deficit) equity                                 (1,528,121)       821,040
                                                                             -----------    -----------
                                                                             $ 6,846,668    $ 7,821,390
                                                                             ===========    ===========

                      See notes to financial statements.

                          SYNERGISTIC HOLDINGS CORP.
                        AND SUBSIDIARIES AND AFFILIATE
                     CONSOLIDATED STATEMENT OF OPERATIONS

                                                                  Year ended April 30,
                                                      --------------------------------------------
                                                          1997           1996             1995
                                                      ------------    ------------    ------------
Net sales                                             $ 22,958,814    $ 25,481,629    $ 33,883,908
Cost of sales                                           18,642,887      21,174,290      28,392,318
                                                      ------------    ------------    ------------
Gross profit                                             4,315,927       4,307,339       5,491,590
Selling, General & Administrative expenses               4,669,128       5,892,493       4,865,937
Depreciation and amortization                              352,629         294,973         256,638
                                                      ------------    ------------    ------------
Loss from operations                                      (705,830)     (1,880,127)        369,015
Interest expense, net                                      379,656         460,100         431,844
Loss on disposal of property and equipment                    --              --            34,908
                                                      ------------    ------------    ------------
Loss before taxes                                       (1,085,486)     (2,340,227)        (97,737)
Taxes                                                        1,062          58,686          (4,000)
                                                      ------------    ------------    ------------
Net Loss                                                (1,086,548)     (2,398,913)        (93,737)
Accretion of preferred stock dividends attributable
     to increase to conversion value                    (1,062,500)           --              --
                                                      ------------    ------------    ------------
Net loss                                              $ (2,149,048)   $ (2,398,913)   $    (93,737)
                                                      ============    ============    ============
Net loss per share of common stock                           (0.19)          (0.21)          (0.01)
                                                      ============    ============    ============
Weighted average common shares outstanding              11,246,366      11,246,366      11,246,366
                                                      ============    ============    ============















                      See notes to financial statements.

                          SYNERGISTIC HOLDINGS CORP.
                        AND SUBSIDIARIES AND AFFILIATE
             STATEMENT OF STOCKHOLDERS' DEFICIT (CAPITAL DEFICIT)



                                                          Preferred Stock           Preferred Stock               Common Stock
                                                            Series A               Series B ($.01 par)            ($.01 par)
                                                    -------------------------   ------------------------    ------------------------

Balance, April 30, 1994                                   --            --            --            --       5,356,200   $   53,562

     Capital contribution

     Net loss

     Distribution to stockholders

                                                        ------    ----------         -----    ----------     ---------   ----------
Balance, April 30, 1995                                   --            --            --            --       5,356,200       53,562

     Sale of common stock                                                                                    2,543,800       25,438

     Compensation related to sale of shares

     Net loss
                                                        ------    ----------         -----    ----------     ---------   ----------
Balance, April 30, 1996                                   --            --            --            --       7,900,000       79,000

     Acquisition and constructive retirement of
         treasury stock purchased from principal
         shareholder                                                                                        (1,453,600)     (14,536)

     Reverse stock split and issuance of series B
         preferred stock                                                             1,000    $       10      (715,550)      (7,155)

     Acquisition of Synergistic Holding
         Corporation and constructive
         retirement of treasury stock                                                                        3,456,410       34,564

     Private placement of preferred stock and
        warrants net of related expenses                10,625    $  737,387

     Accretion of preferred stock to
       conversion value

     Net loss

                                                        ------    ----------         -----    ----------     ---------   ----------
Balance, April 30, 1997                                 10,625    $  737,387         1,000    $       10     9,187,260   $   91,873
                                                        ======    ==========         =====    ==========     =========   ==========




                                                                   Additional          Deficit              Less
                                                                    Paid-In           (Capital              Note
                                                                    Capital            deficit)          Receivable          Total
                                                                 ------------------------------------------------------------------

Balance, April 30, 1994                                               $1,933,438        ($627,675)          -           $1,359,325

     Capital contribution                                                 25,000                                            25,000

     Net loss                                                                             (93,737)                         (93,737)

     Distribution to stockholders                                                         (89,181)                         (89,181)

                                                                 ------------------------------------------------------------------
Balance, April 30, 1995                                                1,958,438         (810,593)           -           1,201,407

     Sale of common stock                                              1,206,562                                         1,232,000

     Compensation related to sale of shares                              786,546                                           786,546

     Net loss                                                                          (2,398,913)                      (2,398,913)
                                                                 ------------------------------------------------------------------
Balance, April 30, 1996                                                3,951,546       (3,209,506)           -             821,040

     Acquisition and constructive retirement of
         treasury stock purchased from principal shareholder          (1,985,464)                                       (2,000,000)

     Reserve stock split and issuance of series B preferred stock          7,145                                                 -

     Acquisition of Synergistic Holding Corporation
         and constructive retirement of treasury stock                   465,436                      (500,000)                  -

     Private placement of preferred stock and warrants
         net of related expenses                                                                                           737,387

     Accretion of preferred stock to conversion value                  1,062,500       (1,062,500)                               -

     Net loss                                                                          (1,086,548)                      (1,086,548)

                                                                 ------------------------------------------------------------------
Balance, April 30, 1997                                               $3,501,163      ($5,358,554)   ($500,000)        ($1,528,121)
                                                                 ==================================================================






                      See notes to financial statements.

                          SYNERGISTIC HOLDINGS CORP.
                        AND SUBSIDIARIES AND AFFILIATE
                     CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                          Year ended April 30,
                                                              ------------------------------------------
                                                                  1997           1996           1995
                                                              -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                        $(1,086,548)   $(2,398,913)   $   (93,737)
     Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
            Depreciation and amortization                         352,629        294,973        256,638
            Provision for doubtful accounts                          --           31,000         74,000
            Loss on disposal of property and equipment               --             --           34,908
            Deferred income taxes                                    --           (1,000)       (12,000)
            Compensation related to sale of shares                   --          786,546           --
     Increase (decrease) in cash flows from changes in
         operating assets and liabilities:
            Accounts receivable                                  (232,680)        57,360      1,514,328
            Prepaid expenses and other current assets              12,998         58,554           (704)
            Refundable taxes                                       58,239        239,022       (297,261)
            Accounts payable                                      838,019        921,908       (869,369)
            Accrued expenses and other current liabilities            149        128,225        114,195
                                                              -----------    -----------    -----------
Net cash provided by (used in) operating activities               (57,194)       117,675        720,998
                                                              -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures, net                                    (50,260)       (63,626)      (146,867)
     Increase in noncompetition and consulting agreements            --             --             --
     Increase in other assets                                        --             (600)        (1,814)
     Loan to officer, net of repayments                           (55,086)      (225,860)         7,349
                                                              -----------    -----------    -----------
Net cash used in investing activities                            (105,346)      (290,086)      (141,332)
                                                              -----------    -----------    -----------
                                                                 (162,540)      (172,411)       579,666
CASH FLOWS FROM FINANCING ACTIVITIES:
     Change in bank overdraft                                      25,796       (757,514)       (88,426)
     Net proceeds from (repayments of) note payable-
         finance company                                         (172,744)      (232,062)      (221,820)
     Principal payments on long-term debt                        (210,687)       (54,753)       (36,669)
     Payments on capital leases obligations                       (61,363)       (58,906)       (11,081)
     Payments on mortgage obligation                              (72,000)       (72,000)       (72,000)
     Distribution to stockholders                                    --           89,181        110,819
     Proceeds from promissory note - Bank                         (32,433)       (35,135)        97,297
     Net proceeds from issuance of preferred stock                737,386           --             --
     Net proceeds from issuance of common stock                      --        1,142,818       (174,999)
                                                              -----------    -----------    -----------
Net cash provided by (used in) financing activities               213,955         21,629       (396,879)
                                                              -----------    -----------    -----------
Net increase (decrease) in cash                                    51,415       (150,782)       182,787
Cash, at beginning of period                                       74,354        225,136         42,349
                                                              ===========    ===========    ===========
Cash, at end of period                                        $   125,769    $    74,354    $   225,136
                                                              ===========    ===========    ===========

SUPLEMENTARY CASHFLOW DISCLOSURE

         Interest paid                                        $   379,656    $   460,000    $   419,000
                                                              ===========    ===========    ===========
         Taxes paid                                                  --      $    33,000    $   164,000
                                                              ===========    ===========    ===========

                      See notes to financial statements.

                                            SYNERGISTIC HOLDINGS CORP.

                                      NOTES TO COMBINED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a.       Description of Business

                  Synergistic Holdings Corp. (the "Company") operates in the automobile asset management industry. Through the Company's "Corporate Fleet Program" it manages, on a nationwide basis, the maintenance and repair of fleets of automobiles which are owned and operated by corporate customers. The Company maintains a nationwide "Service Network" of over 30,000 independently owned pre-screened and pre-approved maintenance and repair centers. The Company receives a monthly management fee from its corporate customers as well as fees from its service network. Other services of the Company include the Collision Management Program, the Computerized Auction System and Collateral Service Shield and the Insurance Subrogation Program.

          b. Basis of Presentation and Principles of Combination and Consolidation

                  Pursuant to the merger agreement dated September 19, 1996 Salex Industries, Inc. ("SII") a wholly - owned subsidiary of Synergistic Holdings Corp. was merged with and into Salex Holding Corporation (Salex) whereby all of the shares of common stock of Salex held by the Company were canceled and all of the 4,503,000 shares of common stock owned by the Salex Stockholders were converted into (a) 4,003,165 shares of common stock, par value $.01 per share and (b) 1,000 shares of Series B Convertible Preferred Stock.

                  Immediately after the closing, the Company pursuant to a Stock and Asset Purchase Agreement with Dickinson Holding Corporation ("Dickinson"), a Delaware corporation, sold ( the "Divestiture") all of the outstanding shares of its subsidiary, Dickinson & Co., Inc. ("DCI"), a registered broker/dealer and its investment in Electronic Designs, Inc. ("EDI"). As consideration for the stock and assets that were transferred in connection with the divestiture, Dickinson transferred to the Company 750,000 shares of its Synergistic Common Stock and a $500,000 promissory note secured by 250,000 shares of its Synergistic Common Stock pursuant to a Pledge Agreement between Dickinson and the Company.

                  Because the Company's only asset after the Divestiture was its investment in Salex and its collateralized promissory note from Dickinson., the Company was deemed to be in substance a "shell" at the Closing of the merger. The SEC believes that shells

                          SYNERGISTIC HOLDINGS CORP.

                  are not businesses and therefore, cannot initiate business combinations. For accounting purposes the SEC views the transaction as an equity transaction by the private operating company ("Salex") rather than as an acquisition of Salex by the Company. The SEC requires that the net assets of the public shell be recorded at carryover basis in which no goodwill arises on the transaction. Accordingly the merger transaction has been accounted for as a recapitalization of Salex (stock split, distribution of preferred stock, and treasury stock purchase) followed by an issuance of common stock by Salex in exchange for treasury stock and Synergistic's note receivable from Dickinson. The note receivable, which is collateralized by Synergistic stock, has been recorded as a reduction of additional paid-in capital.

                  The Company has sustained operating losses which have continued into fiscal 1997. Such losses have related primarily to the loss of several major customers and increases in operating expenses. The losses have been funded by the proceeds from the sale of convertible preferred stock under a private placement, bank overdrafts, additional borrowings under the revolving credit agreement, and increased trade payables. Management's plans to return the Company to profitability include a cost cutting program which was commenced in November 1996 and an aggressive sales program to replace lost customers which has resulted in increased sales.

         c.       Property, Equipment and Depreciation

                  Property and equipment are stated at cost. Depreciation and amortization are provided on either the straight-line basis or accelerated methods over the estimated useful lives of the assets.

                  In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which is effective for fiscal years beginning after December 31, 1995, with earlier application encouraged. The Company has adopted Statement No. 121 for the year ended April 30, 1996. The adoption of Statement No. 121 did not have a material effect on the combined consolidated financial statements.

         d.       Taxes on Income

                  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (temporary differences) and operating loss and tax credit carry forwards. These temporary differences arise primarily from the allowance for doubtful accounts provision and differences in depreciation methods

                          SYNERGISTIC HOLDINGS CORP.

                  between the financial statements and the depreciation utilized on the Company tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance has been provided to reduce the deferred tax assets to a level that will be realized.

         e.       Use of Estimates

                  In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

         f.       Revenue Recognition

                  The Company's principal revenues are derived from billings for repairs and maintenance for vehicles covered in its fleet management program. Revenues are recorded when the services have been rendered.

         g.       Goodwill

                  The excess of cost over fair value of net assets acquired is being amortized on the straight-line method over a twenty year period. Amortization of goodwill for each of the years ended April 30, 1997, 1996 and 1995 amounted to $97,500.

                  The Company's operational policy for the assessment and measurement of any impairment in the value of excess of cost over fair value of net assets acquired which is other than temporary is to evaluate the recoverability and remaining life of its goodwill and determine whether the goodwill should be completely or partially written-off or the amortization period accelerated. The Company will recognize an impairment of goodwill if undiscounted estimated future operating cash flow of the Company is determined to be less than the carrying amount of goodwill. If the Company determines that goodwill has been impaired, the measurement of the impairment will be equal to the excess of the carrying amount of the goodwill over the amount of the discounted estimated operating cash flow using the Company's average cost of funds. If an impairment of goodwill were to occur, the Company would reflect the impairment through a reduction in the carrying value of goodwill. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

                          SYNERGISTIC HOLDINGS CORP.

         h.       Noncompetition and Consulting Agreements

                  Amortization is provided over the three to five year contractual lives of the agreements. Amortization of the agreements was $83,333, $60,000 and $60,000 for the three years ended April 30, 1997, 1996 and 1995.

         I.       Fair Value of Financial Instruments

                  The carrying amounts of certain financial instruments, including cash, accounts receivable and payable, and short-term debt, approximated fair value as of April 30, 1996 and 1997. The carrying value of long-term debt, including the current portion, approximated fair value as of April 30, 1996 and 1997, based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities.

         j.       New Accounting Pronouncement

                  In October 1995, the Financial Accounting Standards Board issued Statement No.123, "Accounting for Stock-Based Compensation," which is effective for transactions entered into after December 31, 1995. Statement No.123 establishes a fair value method of accounting for stock-based compensation, through either recognition or disclosure. The Company intends to adopt the employee stock-based compensation disclosure - only provisions of Statement No. 123 in fiscal 1997 by disclosing the pro forma net income amounts assuming the fair value method was adopted May 1, 1996. The adoption of Statement No. 123 will not impact the Company's results of operations, financial position or cash flows.

         k.       Earnings Per Share

                  Earnings per share are based on the weighted average number of common and common equivalent shares outstanding. The calculation when applicable takes into account the shares that may be issued upon exercise of stock options and warrants, reduced by the shares repurchased with the funds received from their exercise.

         l.       Concentration of Credit Risk

                  Financial instruments, which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The Company's largest customer accounts for approximately 7 % of accounts receivable at April 30, 1997. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

                          SYNERGISTIC HOLDINGS CORP.

2.      PROPERTY AND EQUIPMENT

                  Property and equipment consists of the following:

                                                          April 30,
                                                      1997         1996
                                                   ----------   ----------
Land                                               $  490,000   $  490,000
Building                                            1,227,261    1,227,261
Furniture & Fixture                                 1,417,052    1,383,754
Vehicles                                               77,760       60,799
Leasehold improvements                                 21,920       21,920
                                                   ----------   ----------
                                                    3,233,993    3,183,734
Less accumulated depreciation and
amortization                                        1,487,873    1,316,078
                                                   ----------   ----------
                                                   $1,746,120   $1,867,656
                                                   ==========   ==========

3.       NOTE PAYABLE - FINANCE COMPANY

         The Company has a $2,250,000 revolving credit agreement with a finance company, which expires January 1, 1998. Interest on borrowings are at prime plus 4.5% or 12.75% at April 30, 1997 and 1996, respectively. The interest rate was reduced to prime plus 2% in November 1996. Borrowings are collateralized by substantially all of the Company's assets not otherwise encumbered and are personally guaranteed by the Company's principal stockholder.

4.        SUBSEQUENT EVENT

         During May 1997 the Board of Directors of the Company adopted a resolution providing for the authorization and issuance of 25,000 shares of its $.01 par value Series C Preferred Stock. The Preferred Stock has an issue price of $1.00 per share and each share issued is convertible into 100 shares of Common Stock. The Series C Preferred Stock shall rank prior to all of the Company's $.01par value common stock

                          SYNERGISTIC HOLDINGS CORP.

5.       LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

         Long-term debt and capital lease obligations consist of the following:


                                                                                          1997                   1996
                                                                                     --------------          -----------
           Mortgage payable to bank, payable in monthly
           installments of $6,000 through December 1997,
           plus interest at 2% above the bank's "peg rate"
           (10.75% at April 30, 1996). The balance of
           $792,203 is due January 20, 1998. The mortgage
           is collateralized by land and building with a
           book value of $1,454,499 at April 30, 1997.                                  $840,203               $912,203

           Consulting and Noncompetition agreement payable
           in monthly installments of $5,000 through June
           1998.                                                                          90,000                150,000

           Capital lease obligations with varying monthly
           payments and interest rates ranging from 15% to 17%
           per annum maturing 1998 through 2000;
           secured by interests in computer equipment.                                    94,518                153,425

           Promissory note payable to bank in monthly
           installments of $2,703, plus interest, through April
           1998; interest at prime plus 2% (10.25% at April
           30, 1996); secured by an interest in computer
           equipment.                                                                     29,729                 62,162

           Buy out agreement payable in monthly installments
           of $4,000 through September. 1998 and then
           $1,750 through September 1999.                                                 89,000                      -

           Note payable in quarterly installments of $55,086
           including interest at 11%.                                                    817,559                      -
                                                                                  --------------            -----------
                                                                                       1,961,009              1,277,790
           Less: Current maturities of long-term debt and
           capital lease obligations                                                   1,179,906                223,339
                                                                                  --------------            -----------
                                                                                  $      781,103            $ 1,054,451
                                                                                  ==============            ===========


                           SYNERGISTIC HOLDINGS CORP.

         The following is a schedule by years of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of April 30, 1997:

                  Year ending April 30,

                                              1998                 $   70,813
                                              1999                     31,201
                                              2000                      5,200
                                                                   ----------
                    Total minimum lease payments                      107,214
                    Less: amount representing interest                 12,696
                                                                   ----------
                    Present value of net minimum lease payment     $   94,518
                                                                   ==========


         The following is a schedule of long-term debt maturities (including capital lease obligations) as of April 30, 1997:

                  Year ending April 30,

                                            1998                   $  977,933
                                            1999                       62,250
                                            2000                        8,750
                                                                   ----------
                                                                   $1,048,933
                                                                   ==========

5.       MAJOR CUSTOMERS

         For the year ended April 30, 1997, no single customer exceeded 10% of net sales. For the year ended April 30, 1996 sales to one customer accounted for approximately 13% of net sales and for the year ended April 30, 1995 the Company had two customers each of whom had sales of approximately 12% of net sales. No receivables from any one customer represented more than 10% of the April 30, 1997, 1996 and 1995 accounts receivable balance. No single customer or group of customers affiliated through common control accounted for more than 10% of the Company's sales or accounts receivable in fiscal 1997, 1996 or 1995.

                           SYNERGISTIC HOLDINGS CORP.

6.       EMPLOYMENT AGREEMENTS

         The Company has employment agreements with seven officers covering a three-year period ending in August 1998. These agreements originally provided for minimum aggregate annual salaries of $678,000 for fiscal 1997 and 1998, and $170,000 for fiscal 1999. Certain of these commitments have recently been reduced in connection with the Company's cost cutting plans described in Note 1.

7.       RETIREMENT PLANS

         The Company has a 401(K) plan for eligible salaried employees. The contribution for any participant may not exceed statutory limits. During fiscal years ended April 30, 1996 and 1995 the Company matched each employee participant's contributions up to the first 6% of compensation. No matching contributions were recorded for the year ended April 30, 1997. The total matching contributions charged against operations approximated $60,000 and $70,000 for the years ended April 30, 1996 and 1995.

8.       TAXES ON INCOME

         The provisions for (recoveries of) taxes on income in the consolidated statements of operations consist of the following:



                                                                              Year Ended April 30,
                                                                ------------------------------------------------
                                                                    1997             1996              1995
                                                                -----------      ------------      -------------
            Current:
               Federal                                          $      -         $     50,733      $    (21,250)
               State                                                  1,062             8,953            (3,750)
                                                                -----------      ------------      -------------
                  Total current                                       1,062            59,686           (25,000)
            Deferred:
               Federal                                                    -             (850)             17,850
               State                                                      -             (150)              3,150
                                                                -----------      ------------      -------------
                  Total deferred                                          -           (1,000)             21,000
                                                                -----------      ------------      -------------
                  Total taxes on income (recoveries)            $     1,062      $    58,686       $     (4,000)
                                                                ===========      ============      =============




                           SYNERGISTIC HOLDINGS CORP.

Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                                                  April 30,
                                                           -------------------------------------------------------
                                                                  1997               1996              1995
                                                              ---------           ---------          ---------
Deferred tax. Assets:
   Receivable reserve                                         $  75,000           $  75,000          $  16,000
   Net operating loss carryforwards                             886,000             515,000                  0
                                                              ---------           ---------          ---------
      Total deferred tax asset                                  961,000             590,000             16,000
   Valuation allowance for deferred tax assets                 (961,000)           (590,000)                 0
                                                              ---------           ---------          ---------
      Net deferred tax asset                                  $    --             $    --            $  16,000
                                                              =========           =========          =========
Deferred tax liability:
   Depreciation                                               $  10,000           $  10,000          $  27,000
                                                              ---------           ---------          ---------
      Noncurrent deferred income tax liability                $  10,000           $  10,000          $  27,000
                                                              =========           =========          =========

The provision for taxes on income (loss) before taxes differs from the amounts computed applying Federal statutory rates due to the following:

                                                                         Year Ended April 30,
                                                             ---------------------------------------------
                                                                1997              1996             1995
                                                             ----------         ----------        --------
Provision for Federal income taxes at the
 statutory rate                                                    (34%)              (34%)           (34%)
Loss (income) earned by S Corporation
 taxable to individual stockholders                                  0                  0               4
Adjustment for under (over) accrual from
 prior year                                                          0                  3            (16)
State taxes, net of Federal tax benefit                             (6)                (6)             (6)
Non-deductible expenses                                              9                 16              48
Valuation allowance for deferred tax assets                         31                 24               0
                                                            ----------         ----------        --------
Provision for taxes on income                                        0                 3%            (4%)
                                                            ==========         ==========        ========


                           SYNERGISTIC HOLDINGS CORP.

         As of April 30, 1997, the Company has net operating loss carryforwards for federal income tax purposes of approximately $2,100,000, expiring in the year 2012.

         The Company has established valuation allowances equal to its deferred tax assets because of the uncertainty as to their future utilization.


9.       CONVERTIBLE PREFERRED STOCK

         The Company in an effort to raise additional capital issued its series A convertible Preferred Stock pursuant to a private placement offering dated July 9, 1996. The shares are redeemable solely at the option of the Company based on a redemption value of $100 plus any accrued but unpaid dividends. The Series A Preferred Stock sold in 250 share "units" which includes 25,000 Warrants per unit each exercisable for 1 share of Common Stock at an exercise price of $4.75 per Warrant.

         Each share of the series A Preferred Stock is convertible based on the average price of the common stock for the (10) day trading period immediately preceding the conversion but in no event less than $0.50 per share. Preferred shareholders are able to convert the series A preferred stock at twice its liquidation preference. The substance of this adjustment to the series A preferred stock is that of a 100% stock dividend. Accordingly the Company has recorded accretion to increase paid in capital and charge retained earnings for the amount of the adjustment. As discussed more fully in (Note12) the Company does not have sufficient authorized Common Stock available for issuance should all of the series A Preferred Stockholders exercise their option to convert.

         As part of the merger agreement all of the issued and outstanding shares of Salex Holding Corp. were converted into shares of Synergistic Common Stock and as part of a reverse stock split, 1,000 shares of series B Convertible Preferred Stock. Each share of the series B Preferred Stock automatically converts into 2,059.106 shares of Synergistic Common Stock as soon as the Company amends its certificate of incorporation increasing the authorized Common Stock of the Company. Because the series B Preferred Stock automatically converts into common stock it is treated as common stock for purposes of computing loss per share data.



 .

                           SYNERGISTIC HOLDINGS CORP.
                           --------------------------

              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)
              ----------------------------------------------------


10.      STOCK BASED COMPENSATION
         ------------------------

         The following table summarizes the changes in options and warrants outstanding and the related price range for shares of the Company's common stock.

                           Stock Options and Warrants
                           --------------------------

                                            Options          Warrants               Price
Outstanding at April 30, 1994               247,000           173,500
Granted                                           -                 -
Exercised                                         -                 -
Expired                                     (67,000)          (57,832)
Retired                                           -                 -
                                      -------------       -----------
Outstanding at April 30, 1995               180,000           115,668
Granted                                      58,300                                $ 2.00
Granted                                                       625,000              $ 2.00
Exercised                                         -                 -
Expired                                     (66,000)          115,668
Retired                                      -                      -
                                      -------------       -----------
Outstanding at April 30, 1996:              172,300           625,000

Granted                                   1,129,333                                $ 1.00 - 2.12
Granted                                                     1,062,500              $ 4.75
Exercised                                         -                 -
Expired                                    (500,000)                -
Retired                                           -                 -
                                       ------------       -----------
Outstanding at April 30, 1997               801,633         1,687,500
                                       ============       ===========

                           SYNERGISTIC HOLDINGS CORP.
                           --------------------------

              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)
              ----------------------------------------------------


The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. For the year ended April 30, 1997 the Company has adopted the disclosure only provisions of SFAS 123 "Accounting for Stock Based Compensation". Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the Company's option plans been determined based on fair value at the grant date for the awards in 1997 consistent with the provisions of SAS 123, the Company's net loss and net loss per share would have been increased by $515,547 and $.05 for the year ended April 30, 1997.

The fair value of each option grant is estimated based on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants: No dividend yield; expected volatility of .87%; risk free interest rate of 6%; and expected lives of 3 years.

11.      MORTGAGE PAYABLE
         ----------------

         It is the Company's intention to refinance its mortgage liability on a short term basis. The Company expects to enter into a sale and leaseback arrangement with respect to the property in the near future. Because the Company has not entered into a formal refinancing agreement with respect to the mortgage the entire amount has been included in current liabilities.

12.      CONTINGENCIES
         -------------

         As of April 30, 1997 the Company does not have sufficient authorized Common Stock available to permit the conversion in its entirety, of both its Series A and Series B Preferred Stock. The Series B Preferred Stock is automatically convertible into common stock as soon as the Company amends its certificate of incorporation increasing the authorized Common Stock of the Company.

         During the quarter ended April 30, 1997 certain Series A Preferred Shareholder's gave notice to the Company and exercised their right of conversion by tendering their Preferred Stock as required under the private placement agreement. Because the Company does not have enough authorized Common Stock available the shareholders who have converted their shares will not receive Common Stock until an increase in authorized shares has been approved by the Company. In the event the Company is unable to obtain the requisite stockholder approval, the investors in the Private Placement will hold for an indefinite period of time, shares of Preferred Stock and Warrants that are not registered securities and are not publicly traded. Moreover with regard to those shareholders that converted their Series A

                           SYNERGISTIC HOLDINGS CORP.
                           --------------------------

              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)
              ----------------------------------------------------

Preferred stock the Company has not yet issued any common shares in connection with such conversion. As of April 30, 1997, 812,740 shares were available to converting shareholders meanwhile approximately 1,350,000 shares are necessary for issuance to accommodate all of the converting shareholders.

As discussed in Note 8 the Series A Preferred are entitled to dividends of 8.5 % per year. As of April 30, 1997 no payment or accrual of these dividends has been recorded because under Delaware Law the Company can not legally pay dividends unless there is sufficient retained earnings or current profits from which the dividends can be distributed. Said dividends although unpaid are cumulative and will become payable to the preferred stockholders at such time in which the Company has restored its capital deficiency. The amount of unpaid dividends otherwise applicable to the period ended April 30,1997 was approximately $45,000.

As discussed in Note 4 the Company during May of 1997 authorized the issuance of 25,000 shares of its $.01 par value Series C Preferred Stock. Pursuant to a subscription agreement dated June 2, 1997 the Company accepted payment for all of the 25,000 Series C shares. Because the Company does not have sufficient authorized Common Stock to issue upon conversion the Company as discussed above intends to ammend its Certificate of Incorporation to increase its authorized $.01 par value common stock at the next meeting of the Board of Directors and Shareholders which is scheduled for December 29, 1997.

In the event the Board of Directors and Shareholders do not approve the amendment to the Certificate of Incorporation by December 31, 1997 the Company has agreed to pay the Series C preferred stockholders $1,000,000.

                                  SIGNATURES
                                  ----------


      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

SYNERGISTIC HOLDINGS CORP.


/s/ Salvatore Crimi
---------------------------------------------------
Salvatore Crimi, Chairman of the Board of Directors
and Chief Executive Officer


      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated.


Signatures                           Title                               Date
----------                           -----                               ----

/s/ Angelo Crimi
----------------------------         Vice Chairman, Secretary,       November 26, 1997
Angelo Crimi                         Vice President Sales and
                                     Director

/s/ Pershing Sun
----------------------------         Senior Vice President,          November 26, 1997
Pershing Sun                         Chief Information Officer
                                     and Director

/s/ Franklin Pinter
----------------------------         Director                        November 26, 1997
Franklin Pinter


/s/ Francis Fitzpatrick
----------------------------         Director                        November 26, 1997
Francis Fitzpatrick

                                 EXHIBIT INDEX