Form 10-Q/A
period 1996-04-28
SYNERGISTIC HOLDINGS CORP /DE
filed 1997-12-29
CIK 918963

                         SECURITIES & EXCHANGE COMMISION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 1997
                                -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                    to
                                -------------------    ------------------

Commission file number:      1-12856
                             -----------------------------------


                           SYNERGISTIC HOLDINGS CORP.
--------------------------------------------------------------------------------
              (Exact Name of Registrant as Specified in its Charter

        Delaware                                           42-1358036
--------------------------------------------------------------------------------
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

          50 Laser Court, Hauppauge, New York                 11788
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                  (516)436-5000
--------------------------------------------------------------------------------
                          (Issuer's telephone number)


--------------------------------------------------------------------------------
               (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been
subject to such fi1ing requirements for the past 90 days.  [ ] Yes   [x] No


The number of shares of Common Stock of the issuer outstanding as of December 8, 1997 was 9,206,100.

                           SYNERGISTIC HOLDINGS CORP.
                                  INDEX TO 10-Q

                                                                              PAGE

PART I. FINANCIAL INFORMATION

    ITEM 1.
      Condensed Combined Consolidated Balance Sheets
         July 31, 1997 and April 30, 1997 ...................................... 3

      Condensed Combined Consolidated Statements of Operations
         Three Months Ended July 31, 1997 and 1996 ............................. 4

      Condensed Combined Consolidated Statements of Cash Flows
         Three Months Ended July 31, 1997 and 1996 ............................. 5


      Notes to Financial Statements ............................................ 6

    ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    ITEM 3. Quantitative and Qualitative Disclosures about Market Research

PART II OTHER INFORMATION

    ITEM 1. Legal Proceedings

    ITEM 2. Changes in Securities and Use of Proceeds

    ITEM 3. Defaults Upon Senior Securities

    ITEM 4. Submission of Matters to a Vote of Security Holders

    ITEM 5. Other Information

    ITEM 6. Exhibits and Reports on Form 8-K


PART I. FINANCIAL INFORMATION
     ITEM 1 FINANCIAL STATEMENTS            SYNERGISTIC HOLDINGS CORP.
                                          AND SUBSIDIARIES AND AFFILIATE
                                          CONDENSED COMBINED CONSOLIDATED
                                                  BALANCE SHEETS

                                                                    July 31, 1997            April 30, 1997
                                                                    -------------            --------------
ASSETS
     Current Assets:
        Cash                                                            $  145,024            $   125,769
        Accounts Receivable, net                                         3,089,120              3,451,589
        Prepaid expenses and other current assets                           43,634                 77,263
                                                                         ---------            -----------
     Total Current Assets                                                3,277,778              3,654,621
                                                                         ---------            -----------
     Property and Equipment net                                          1,733,173              1,746,120
                                                                         ---------            -----------
     Other Noncurrent Assets:
        Goodwill, net                                                    1,186,250              1,210,625
        Noncompetition and consulting agreement, net                       161,667                186,667
        Other assets                                                        48,635                 48,635
                                                                         ---------             ----------
     Total Other Noncurrent Assets                                       1,396,552              1,445,927
                                                                         ---------             ----------

TOTAL ASSETS                                                           $ 6,407,503            $ 6,846,668
                                                                       ===========            ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
     Current Liabilities:
        Bank overdraft                                                  $  869,034            $   471,236
        Note payable - finance company                                   1,062,370              1,283,699
        Accounts payable                                                 3,925,199              4,161,585
        Accrued expenses and other                                         352,298                487,260
        Current portion of long-term debt                                1,078,227              1,179,906
                                                                        ----------             ----------
     Total Current Liabilities                                           7,287,128              7,583,686
                                                                        ----------             ----------
     Long-Term Debt & Capital Lease Obligations                            771,622                781,103
     Deferred income taxes                                                  10,000                 10,000
                                                                        -----------             ---------
 TOTAL LIABILITIES                                                       8,068,750              8,374,789
                                                                        -----------             ---------

     Stockholders' (Deficit) Equity:
        Preferred stock-series A, $.01 par value-shares                    737,387                737,387
         authorized 20,000, issued and outstanding
         10,625 (liquidation preference $100 per share)
        Preferred stock-series B, $.01 par value-shares                         10                     10
         authorized, issued and outstanding 1,000
        Preferred stock-series C, $.01 per value-shares                        250
         authorized, issued and outstanding 25,000
        Common stock, $.01 par value-shares                                 91,873                 91,873
         authorized 10,000,000
        Additional Paid-in Capital                                       3,501,163              3,501,163
        Accumulated deficit & proprietor's capital deficiency           (5,491,930)            (5,358,554)
        Less: Note receivable                                             (500,000)              (500,000)
                                                                        -----------            -----------
     Total stockholders (deficit) equity                                (1,661,247)            (1,528,121)
                                                                        -----------            -----------
 LIABILITIES AND STOCKHOLDERS' DEFICIT                                 $ 6,407,503            $ 6,846,668
                                                                       ===========            ============

                           SYNERGISTIC HOLDINGS CORP.
                         AND SUBSIDIARIES AND AFFILIATE
                         CONDENSED COMBINED CONSOLIDATED
                             STATEMENT OF OPERATIONS


                                                     Three Months         Three Months
                                                        Ended                Ended
                                                       7/31/97              7/31/96
                                                     ------------         ------------
Net Sales                                            $  5,379,799         $ 5,720,520

Cost of Sales                                           4,314,277           4,628,929
                                                     ------------         -----------
Gross Profit                                            1,065,522           1,091,591

Selling, General & Administrative Expenses              1,137,145           1,248,123
                                                     ------------         -----------
Loss from Operations                                      (71,623)           (156,532)

Interest Expense, Net                                      61,752              72,400
                                                     ------------         -----------
Loss before taxes on income                              (133,375)           (228,932)

Provision for income taxes                                      0                   0
                                                     ------------         ------------
Net (Loss)                                           $   (133,375)        $  (228,932)
                                                     ============         ============
Net Loss per Share of Common Stock                          (0.01)              (0.02)
                                                     ============         ============
Weighted Average Common Shares                         11,246,366          11,246,366
          Outstanding                                ============         ============


                           SYNERGISTIC HOLDINGS CORP.
                         AND SUBSIDIARIES AND AFFILIATE
                         CONDENSED COMBINED CONSOLIDATED
                             STATEMENT OF CASH FLOWS

                                                               Three Months             Three Months
                                                                  Ended                    Ended
                                                                 7/31/97                  7/31/96
                                                               -------------           --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income (loss)                                             $(133,375)              $(228,932)

 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                                   84,045                 74,046

 Increase (decrease) in cash flows from changes in
  operating assets and liabilities:
   Accounts receivable                                            362,469                 72,301
   Prepaid expenses and other current assets                       33,629                 13,271
   Accounts payable                                              (236,386)               (54,858)
   Accrued expenses and other current liabilities                (134,962)              (245,723)
                                                              ------------            -----------
Net cash provided by (used in) operating activities               (24,580)              (369,895)
                                                              ------------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures, net                                        (21,724)                (9,549)
 Increase in other assets                                              --                  7,500
 Loan to officer, net of repayments                                    --                (55,086)
                                                              -------------           -----------
Net cash provided by (used in) investing activities               (21,724)               (57,135)
                                                              -------------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Change in bank overdraft                                         397,798                473,089
 Net proceeds from (repayments of) note payable-                 (221,329)                18,682
  finance company
 Principal payments on long-term debt                             (69,809)               (10,004)
 Payments on capital lease obligations                            (15,244)               (14,445)
 Payments on mortgage obligation                                  (18,000)               (18,000)
 Proceeds from promissory note-Bank                                (8,107)                (8,107)
 Net proceeds from issuance of preferred stock                        250                      -
                                                               -----------             ----------
Net cash provided by (used in) financing activities                65,559                441,215
                                                               -----------             ----------
Net increase (decrease) in cash                                    19,255                 14,185
Cash, at beginning of period                                      125,769                 74,354
                                                               -----------             ----------
Cash, at end of period                                         $  145,024              $  88,539
                                                               ===========             ==========

                           SYNERGISTIC HOLDINGS CORP.
                         AND SUBSIDIARIES AND AFFILIATE
          NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited Combined Consolidated Financial Statements have been prepared with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year.

     Per share data is determined based on the weighted average number of common and common equivalent shares outstanding. The calculation when applicable takes into account the shares that may be issued upon exercise of stock option and warrants, reduced by the shares repurchased with the funds received from their exercise.

     ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Results of Operations
---------------------

     Net sales of $5.38 million decreased by $.34 million, or 6.0% from the comparable prior year level of $5.72 million. This decrease was primarily in the area of the Company's core operations, which accounts for over 90% of total sales. This decrease was partially offset by a 17.7% increase in its insurance subrogation division where the Company retains a percentage of amounts collected from third parties.

     The Company's gross margin increased to 19.8% as compared to the comparable prior year level of 19.1%. This increase of 3.7% was attributable to increases in those areas which yield a higher gross margin than that of its core business. Such departments are insurance subrogation, MVR reporting and fees charged for specialized reports available to all fleet customers.

     Selling, general and administrative expenses decreased by $110,978 from the previous year level of $1.248 million. This decrease of 8.9% was primarily attributable to payroll decreasing by $94,000 as a result of a 16% reduction in the Company's workforce. Such a reduction had a corresponding effect on the Company's other administrative expenses which saw an overall decrease of $16,877.

     Interest expense of $98,348 decreased by $7,747 over the prior year. This decrease was the result of a $26,725 reduction of interest charged on the Company's revolving credit with a finance company. This was partially offset by a $20,983 increase in interest charged an a note payable to a former shareholder of the Company.

Liquidity and Capital Resources
-------------------------------

     Net cash flows used in operating activities were $24,580 for the three months ended July 31, 1997 compared with $369,895 for the comparable prior year period. The decrease resulted from changes in accounts payable and accrued expenses which were partially offset by increases in accounts receivable.

     Cash used in investing activities for the three months ended July 31, 1997 totaled $21,724 as compared with $57,135 for the comparable prior year period. Net cash flows used in investing activities decreased due to a reduction in loans to officers which was partially offset by an increase in capital expenditures.

     Net cash provided by financing activities was $65,559 for the three months ended July 31, 1997 compared with $441,215 for the comparable prior year period. This was primarily due to the repayment of our note payable to our finance company of $221,329 which was partially offset by an increase in our bank overdraft.

     The Company has negative working capital and has limited availability under its existing credit facility and will need additional capital to have sufficient liquidity and to meet its working capital needs for the foreseeable future. It is the Company's intention to refinance its mortgage liability on a short term basis. The Company expects to enter into a sale and leaseback arrangement with respect to its property in the near future.

     ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RESEARCH

          Not Applicable.

PART II. OTHER INFORMATION

     ITEM 1 LEGAL PROCEEDINGS

          Not Applicable.

     ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

          On June 2, 1997, the Company sold 25,000 shares of Preferred Stock, Series C (the "Preferred Stock") to Meadows Management, LLC at a purchase price of $25,000. Each share of the Preferred Stock is convertible at any time into 100 shares of Common Stock at a conversion price of $0.10 per share. The sale and issuance of the Preferred Stock was exempt from registration by virtue of Section 4(2) of the Securities Act of 1933. The proceeds from the sale of the Preferred Stock was used for working capital.

     ITEM 3 DEFAULTS UPON SENIOR SECURITIES

          Not Applicable.

     ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable.

     ITEM 5 OTHER INFORMATION

          Not Applicable.

     ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

          (a) EXHIBITS ON FORM 8-K

              Exhibit 11 Statement re computation of per share earnings.

              Exhibit 27 Financial data schedule.

          (b) REPORTS ON FORM 8-K

              (1) Current Report on Form 8-K, dated June 2, 1997.

              (2) Current Report on Form 8-K, dated June 12, 1997.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


                           SYNERGISTIC HOLDINGS CORP.


                            /s/ Sal Crimi
                           --------------------------
                                Sal Crimi
                       Chairman of the Board of Directors
                          And Chief Executive Officer

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated.


         Signature                      Title                        Date
         ---------                      -----                        ----

/s/ Angelo Crimi                     Vice Chairman, Secretary,     12/26/97
   ----------------------            Vice President Sales and
   Angelo Crimi                      Director


/s/ Pershing Sun                     Senior Vice President,        12/26/97
   ----------------------            Chief Information Officer
   Pershing Sun                      and Director


/s/ Franklin Pinter                  Director                      12/26/97
   ----------------------
   Franklin Pinter


/s/ Francis Fitzpatrick              Director                      12/26/97
   ----------------------
   Francis Fitzpatrick