Form 10-Q
period 1997-10-31
SYNERGISTIC HOLDINGS CORP /DE
filed 1997-12-29
CIK 918963

                       SECURITIES & EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  October 31, 1997
                              ---------------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                   to
                              --------------------  ----------------------

Commission file number: 1-12856
                        --------

                          SYNERGISTIC HOLDINGS CORP.
------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


           DELAWARE                                      42-1358036
------------------------------------------------------------------------------
(State or other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)

50 Laser Court, Hauppauge, New York                         11788
------------------------------------------------------------------------------
                   (Address of Principal Executive Offices)

                                (516) 436-5000
------------------------------------------------------------------------------
                         (Issuer's telephone number)

------------------------------------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

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

PART I.   FINANCIAL INFORMATION

     ITEM 1.

               Condensed Combined Consolidated Balance Sheets
                    October 31, 1997 and April 30, 1997 ..................    3

               Condensed Combined Consolidated Statements of Operations
                    Three Months Ended October 31, 1997 and 1996
                    Six Months Ended October 31, 1997 and 1996 ...........    4

               Condensed Combined Consolidated Statements of Cash Flows
                    Six Months Ended October 31, 1997 and 1996 ...........    5

               Notes to Financial Statements .............................    6

     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     ITEM 3.   Quantitative and Qualitative Disclosures about Market Research

PART II.   OTHER INFORMATION

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

     ITEM 5.   Other Information

     ITEM 6.   Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION
     ITEM 1 FINANCIAL STATEMENTS

                          SYNERGISTIC HOLDINGS CORP.
                        AND SUBSIDIARIES AND AFFILIATE
                        CONDENSED COMBINED CONSOLIDATED
                                BALANCE SHEETS


                                                               October 31, 1997       April 30, 1997
                                                               ----------------       --------------
ASSETS
   Currents Assets:
      Cash                                                        $   192,542            $   125,769
      Accounts Receivable, net                                      3,670,228              3,451,589
      Prepaid expenses and other current assets                        49,436                 77,263
                                                                  -----------            -----------
   Total Current Assets                                             3,912,206              3,654,621
                                                                  -----------            -----------
   Property and Equipment, net                                      1,712,146              1,746,120
                                                                  -----------            -----------
   Other Noncurrent  Assets:
      Goodwill, net                                                 1,161,875              1,210,625
      Noncompetition and consulting agreement, net                    136,667                186,667
      Other Assets                                                     48,635                 48,635
                                                                  -----------            -----------
   Total Other Noncurrent Assets                                    1,347,177              1,445,927
                                                                  -----------            -----------
TOTAL ASSETS                                                      $ 6,971,529            $ 6,846,668
                                                                  ===========            ===========

LIABILITIES AND STOCKHOLDER'S DEFICIT
   Current Liabilities:
      Bank overdraft                                              $   508,884            $   471,236
      Note payable - finance company                                1,360,778              1,283,699
      Accounts payable                                              4,651,394              4,161,585
      Accrued expenses and other                                      263,477                487,260
      Current portion of long-term debt                             1,060,227              1,179,906
                                                                  -----------            -----------
   Total Current Liabilities                                        7,844,760              7,583,686
                                                                  -----------            -----------
   Long-Term Debt & Capital Lease Obligations                         886,401                781,103
   Deferred income taxes                                               10,000                 10,000
                                                                  -----------            -----------
TOTAL LIABILITIES                                                   8,541,161              8,374,789
                                                                  -----------            -----------
   Stockholders' (Deficit) Equity:
      Preferred stock-series A, $.01 par value-shares                 737,387                737,387
         authorized 20,000, issued and outstanding
         10,625 (liquidation preference $100 per share)
      Preferred stock-series B, $.01 par value-shares                      10                     10
         authorized, issued and outstanding 1,000
      Preferred stock-series C, $.01 par value-shares                     250
         authorized, issued and outstanding 25,000
      Common stock, $.01 par value-shares                              91,873                 91,873
         authorized 10,000,000
      Additional Paid-In Capital                                    3,501,163              3,501,163
      Accumulated deficit & proprietor's capital deficiency        (5,400,315)            (5,358,554)
      Less: Note receivable                                          (500,000)              (500,000)
                                                                  -----------            -----------
   Total stockholders (deficit) equity                             (1,569,632)            (1,528,121)
                                                                  -----------            -----------
LIABILITIES AND STOCKHOLDERS' DEFICIT                             $ 6,971,529            $ 6,846,668
                                                                  ===========            ===========

                          SYNERGISTIC HOLDINGS CORP.
                        AND SUBSIDIARIES AND AFFILIATE
                        CONDENSED COMBINED CONSOLIDATED
                            STATEMENT OF OPERATIONS

                                            Three Months    Three Months    Six Months      Six Months
                                               Ended            Ended          Ended           Ended
                                              10/31/97        10/31/96       10/31/97        10/31/96
                                              --------        --------       --------        --------

Net Sales                                   $  5,979,760   $  5,556,075    $ 11,359,559    $ 11,276,595

Cost of Sales                                  4,861,676      4,599,819       9,175,953       9,228,748
                                            ------------   ------------    ------------    ------------
Gross Profit                                   1,118,084        956,256       2,183,606       2,047,847

Selling, General & Administrative Expenses       950,138      1,416,968       2,087,283       2,665,091
                                            ------------   ------------    ------------    ------------
Income (Loss) from Operations                    167,946       (460,712)         96,323        (617,244)

Interest Expense, Net                             76,331        147,322         138,083         219,722
                                            ------------   ------------    ------------    ------------
Income (Loss) before taxes on income              91,615       (608,034)        (41,760)       (836,966)

Provision for income taxes                             0              0               0               0
                                            ------------   ------------    ------------    ------------
Net Income (Loss)                           $     91,615   $   (608,034)   $    (41,760)   $   (836,966)
                                            ============   ============    ============    ============
Net Income (Loss) per Share of Common
     Stock                                          0.01          (0.05)          (0.00)          (0.07)
                                            ============   ============    ============    ============
Weight Average Common Shares Outstanding      11,246,366     11,246,366      11,246,366      11,243,366
                                            ============   ============    ============    ============



                          SYNERGISTIC HOLDINGS CORP.
                        AND SUBSIDIARIES AND AFFILIATE
                        CONDENSED COMBINED CONSOLIDATED
                           STATEMENT OF CASH FLOWS

                                                                Six Months           Six Months
                                                                  Ended                Ended
                                                                 10/31/97             10/31/96
                                                                 --------             --------

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income (loss)                                            $   (41,760)           $  (836,966)

 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                                  168,090                151,427

 Increase (decrease) in cash flows from changes in
  operating assets and liabilities:
   Accounts receivable                                           (218,639)                65,469
   Prepaid expenses and other current assets                       27,827                (47,597)
   Accounts payable                                               489,809               (170,534)
   Accrued expenses and other current liabilities                (223,783)              (222,398)
                                                              -----------            -----------
Net cash provided by (used in) operating activities               201,544             (1,060,599)
                                                              -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures, net                                        (35,368)               (35,152)
 Increase in other assets                                            --                     --
 Loan to officer, net of repayments                                  --                  (55,086)
                                                              -----------            -----------
Net cash provided by (used in) investing activities               (35,368)               (90,238)
                                                              -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Change in bank overdraft                                          37,648                454,404
 Net proceeds from (repayments of) note payable-
  finance company                                                  77,079                360,442
 Principal payments of long-term debt                            (122,970)               (65,111)
 Payments on capital lease obligations                            (39,198)               (29,879)
 Payments on mortgage obligation                                  (36,000)               (36,000)
 Proceeds from promissory note-Bank                               (16,212)               (16,213)
 Net proceeds from issuance of preferred stock
   & warrants                                                        --                  478,000
 Net proceeds from issuance of preferred stock                        250                   --
                                                              -----------            -----------
Net cash provided by (used in) financing activities               (99,403)             1,145,643
                                                              -----------            -----------
Net increase (decrease) in cash                                    66,773                 (5,194)
Cash, at beginning of period                                      125,769                 74,354
                                                              -----------            -----------
Cash, at end of period                                        $   192,542            $    69,160
                                                              ===========            ===========

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Results of Operations


   Net sales of $5,980,000 and $11,360,000 for the three and six months ended October 31, 1997 increased by 7.6% and .74%, respectively, from $5,556,000 and $11,276,600, respectively in the comparable prior year periods. This was the result in increases in all of the Company's core operations as well as continued growth in its insurance subrogation division and its MVR service.

   The Company's gross margin increased to 18.7% for the three months ended October 31, 1997 and 19.2% for the six months ended October 31, 1997 as compared to 17.2% and 18.2% respectively, in the comparable prior year periods. These increases were attributable to increases in those areas which yield a higher gross margin than that of its core business. Such departments are insurance subrogation, MVR reporting and fees charged for specialized reports available to all fleet customers.

   Selling, general and administrative expenses for the three and six months ended October 31, 1997 decreased to $950,138 and $2,087,283 respectively, from $1,416,968 and $2,665,091, respectively in the comparable prior year periods. These 32.9% and 21.7% decreases were primarily attributable to a 29.9% reduction in the Company`s workforce. Such a reduction had a corresponding effect on the Company's other administrative expenses which resulted in a decrease in across the board spending.

   Interest expense decreased to $83,521 and $181,869 for the three and six months ended October 31, 1997, respectively, from $131,141 and $237,236, respectively, in the comparable prior year periods. This was primarily due to a decrease in the amount owed to our finance company which was slightly offset by the interest charged on a note payable to a former shareholder of the Company.


Liquidity and Capital Resources

   Net cash provided by operating activities was $201,544 for the six months ended October 31, 1997 as compared with $1,060,599 used in operations for the comparable prior year period. This was primarily the result of an increase in accounts payable and accounts receivable which was partially offset with favorable net income of almost $800,000.

   Cash used in investing activities for the six months ended October 31, 1997 totaled $35,368 as compared with $90,238 for the comparable prior year period. Net cash flows used in investing activities decreased due to a reduction in loans to officers.

   Net cash used in financing activities was $99,403 for the six months ended October 31, 1997 compared with $1,145,643 provided by operations for the comparable prior period. This was primarily the result of the Company selling Series A preferred stock and warrants which resulted in net proceeds of $478,000. In addition there were increases in the bank overdraft as well repayment of our note payable to the finance company.

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

          Not Applicable.

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


                            SYNERGISTIC HOLDING CORP.


                            /s/ Sal Crimi
                           --------------------------
                                Sal Crimi
                       Chairman of the Board of Directors
                          And Chief Executive Officer

         Pursuant to the requirements or the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated.


         Signature                      Title                        Date
         ---------                      -----                        ----

/s/ Angelo Crimi                     Vice Chairman, Secretary,     12/26/97
-------------------------            Vice President Sales and
   Angelo Crimi                      Director


/s/ Pershing Sun                     Senior Vice President,        12/26/97
-------------------------            Chief Information Officer
   Pershing Sun                      and Director


/s/ Franklin Pinter                  Director                      12/26/97
-------------------------
   Franklin Pinter


/s/ Francis Fitzpatrick              Director                      12/26/97
-------------------------
    Francis Fitzpatrick