Form 10-Q
period 1998-01-31
SYNERGISTIC HOLDINGS CORP /DE
filed 1998-03-16
CIK 918963

                       SECURITIES & EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1998.

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                   to
                                -----------------    -------------------------

Commission file number:   1-12856
                      --------------------------------------------------------

                           SALEX HOLDING CORPORATION
------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

         Delaware                                                                   42-1358036
----------------------------------------------------------------------------------------------------------
State or other Jurisdiction of Incorporation or Organization)         (I.R.S. Employer Identification No.)

    50 Laser Court, Hauppauge, New York                                               11788
----------------------------------------------------------------------------------------------------------
                               (Address of Principal Executive Offices)

                                (516) 436-5000
------------------------------------------------------------------------------
                        (Registrant's telephone number)

                          Synergistic Holdings Corp.
------------------------------------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No.


The number of shares of Common Stock of the issuer outstanding as of March 12, 1998 was 9,206,100.

                           SALEX HOLDING CORPORATION

                              INDEX TO FORM 10-Q

                                                                          PAGE
PART I.        FINANCIAL INFORMATION

     ITEM I.

          Condensed Combined Consolidated Balance Sheets
            January 31, 1998 and April 30, 1997 .............................3

          Condensed Combined Consolidated Statements of Operations
            Three Months Ended January 31, 1998 and 1997
            Nine Months Ended January 31, 1998 and 1997 .....................4

          Condensed Combined Consolidated Statements of Cash Flows
            Nine Months Ended January 31, 1998 and 1997 .....................5

          Notes to Financial Statements .....................................6

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

     ITEM 3. Defaults Upon Senior Securities

     ITEM 4. Submission of Matters to a Vote of Security Holders

     ITEM 5. Other Information

     ITEM 6. Exhibits and Reports on Form 8-K

PART 1. FINANCIAL INFORMATION
     ITEM I FINANCIAL STATEMENTS


                           SALEX HOLDING CORPORATION
                        AND SUBSIDIARIES AND AFFILIATES
                        CONDENSED COMBINED CONSOLIDATED
                                BALANCE SHEETS

                                                               January 31, 1998   April 30, 1997
                                                               ----------------   -------------

ASSETS
   Current Assets:
        Cash                                                     $   117,973       $   125,769
        Accounts Receivable, net                                   3,414,646         3,451,589
        Prepaid expenses and other current assets                     40,074            77,263
                                                                 -----------       -----------
    Total Current Assets                                           3,572,693         3,654,621
                                                                 -----------       -----------
    Property and Equipment, net                                    1,676,974         1,746,120
                                                                 -----------       -----------
    Other Noncurrent Assets:
        Goodwill, net                                              1,137,500         1,210,625
        Noncompetition and consulting agreement, net                 111,667           186,667
        Other assets                                                  48,635            48,635
                                                                 -----------       -----------
    Total Other Noncurrent Assets                                  1,297,802         1,445,927
                                                                 -----------       -----------

TOTAL ASSETS                                                     $ 6,547,469       $ 6,846,668
                                                                 ===========       ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
    Current Liabilities:
        Bank overdraft                                           $   730,312       $   471,236
        Note payable - finance company                             1,497,509         1,283,699
        Accounts payable                                           4,113,082         4,161,585
        Accrued expenses and other                                   229,476           487,260
        Current portion of long-term debt                          1,065,872         1,179,906
                                                                 -----------       -----------
    Total Current Liabilities                                      7,636,251         7,583,686
                                                                 -----------       -----------
     Long-Term Debt & Capital Lease Obligations                      578,840           781,103
     Deferred income taxes                                            10,000            10,000

                                                                 -----------       -----------
TOTAL LIABILITIES                                                  8,225,091         8,374,789
                                                                 -----------       -----------

     Stockholders' (Deficit) Equity:
      Preferred stock - series A, $.01 par value - shares            737,387           737,387
       authorized 20,000, issued and outstanding
       10,625 (liquidation preference $100 per share)
      Preferred stock - series B, $.01 par value - shares                 10                10
       authorized, issued and outstanding 1,000
      Preferred stock - series C, $.01 par value - shares                250
       authorized, issued and outstanding 25,000
      Common stock, $.01 par value - shares                           91,873            91,873
       authorized 39,000,000 issued and outstanding 9,187,260
      Additional Paid-in Capital                                   3,501,163         3,501,163
      Accumulated deficit & proprietor's capital deficiency       (5,508,305)       (5,358,554)
      Less: Note receivable                                         (500,000)         (500,000)
                                                                 -----------       -----------
   Total stockholders (deficit) equity                            (1,677,622)       (1,528,121)
                                                                 -----------       -----------

LIABILITIES AND STOCKHOLDERS' DEFICIT                            $ 6,547,469       $ 6,846,668
                                                                 ===========       ===========

                           SALEX HOLDING CORPORATION
                        AND SUBSIDIARIES AND AFFILIATES
                        CONDENSED COMBINED CONSOLIDATED
                            STATEMENT OF OPERATIONS

                                               Three Months       Three Months       Nine Months        Nine Months
                                                   Ended              Ended              Ended              Ended
                                                  1/31/98            1/31/97            1/31/98            1/31/97
                                               ------------       ------------       ------------       ------------

Net Sales                                      $  5,691,938       $  5,656,733       $ 17,051,497       $ 16,933,328

Cost of Sales                                     4,620,532          4,584,198         13,796,485         13,812,946
                                               ------------       ------------       ------------       ------------

Gross Profit                                      1,071,406          1,072,535          3,255,012          3,120,382

Selling, General & Administrative Expenses        1,071,711          1,116,851          3,158,994          3,781,942
                                               ------------       ------------       ------------       ------------

Income (Loss) from Operations                          (305)           (44,316)            96,018           (661,560)

Interest Expense, Net                               107,686            102,389            245,769            322,111
                                               ------------       ------------       ------------       ------------

Income (Loss) before taxes on income               (107,991)          (146,705)          (149,751)          (983,671)

Provision for income taxes                                0                  0                  0                  0

                                               ------------       ------------       ------------       ------------
Net Income (Loss)                              $   (107,991)      $   (146,705)      $   (149,751)      $   (983,671)
                                               ============       ============       ============       ============

Net Income (Loss) per Share of
   Common Stock                                      (0.01)             (0.01)             (0.01)             (0.09)
                                              ============       ============       ============       ============

Weighted Average Common Shares
   Outstanding                                  11,246,366         11,246,366         11,246,366         11,243,366
                                              ============       ============       ============       ============

                           SALEX HOLDING CORPORATION
                        AND SUBSIDIARIES AND AFFILIATES
                        CONDENSED COMBINED CONSOLIDATED
                            STATEMENT OF CASH FLOWS

                                                              Nine Months     Nine Months
                                                                 Ended           Ended
                                                                1/31/98         1/31/97
                                                               ---------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (loss)                                              $(149,751)      $(982,645)

Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                                  252,135         234,707

Increase (decrease) in cash flows from changes in
 operating assets and liabilities:
  Accounts receivable                                             36,943        (255,396)
  Prepaid expenses and other current assets                       37,189          66,951
  Accounts payable                                               (48,503)        567,447
  Accrued expenses and other current liabilities                (257,784)       (296,457)
                                                               ---------       ---------
Net cash provided by (used in) operating activities             (129,771)       (665,393)
                                                               ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures, net                                       (34,864)        (34,594)
 Increase in other assets                                           --              --
 Loan to officer, net of repayments                                 --           (55,086)
                                                               ---------       ---------
Net cash provided by (used in) investing activities              (34,864)        (89,680)
                                                               ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Change in bank overdraft                                        259,076         449,886
 Net proceeds from (repayments of) note payable-                 213,810        (258,423)
  finance company
 Principal payments on long-term debt                           (185,397)       (250,815)
 Payments on capital lease obligations                           (52,577)           --
 Payments on mortgage obligation                                 (54,000)           --
 Proceeds from promissory note - Bank                            (24,323)           --
 Net proceeds from issuance of preferred stock & warrants           --           822,625
 Net proceeds from issuance of preferred stock                       250            --
                                                               ---------       ---------
 Net cash provided by (used in) financing activities             156,839         763,273
                                                               ---------       ---------
 Not increase (decrease) in cash                                  (7,796)          8,200
 Cash, at beginning of period                                    125,769          74,354
                                                               ---------       ---------
 Cash, at end of period                                        $ 117,973       $  82,554
                                                               =========       =========

                           SALEX HOLDING CORPORATION
                        AND SUBSIDIARIES AND AFFILIATES
         NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS



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

     ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Results of Operations
---------------------

     Net sales of $5,692,000 and $17,051,000 for the three and nine months ended January 31, 1998 increased by 0.1% and 0.1%, respectively, from $5,657,000 and $16,933,300, respectively for the comparable prior year periods. This was the result in increases in the Company's core operations (mechanical repairs, glass replacement and auto rentals) as well as continued growth in its insurance subrogation division and its MVR service.

     The Company's gross margin was 18.8% for the three months ended January 31, 1998 and 19.1% for the nine months ended January 31, 1998 as compared to 18.9% and 18.4% respectively, for the comparable prior year periods. This increase was attributable to increases in those areas which yield a higher gross margin than that of other segments of its core business. Such departments are subrogation, MVR reporting and fees charged for specialized reports available to all fleet customers.

     Selling, general and administrative expenses for the three and nine months ended January 31, 1998 decreased to $1,071,711 and $3,158,994 respectively, from $1,116,851 and $3,781,942, respectively for the comparable prior year periods. The 0.4% and 16.5% decreases were primarily attributable to a 29.9% reduction in the Company's workforce. Such a reduction had a corresponding effect on the Company's other administrative expenses which resulted in decreases in across the board spending.

     Interest expense decreased to $108,186 and $290,053 for the three and nine months ended January 31, 1998, respectively, from $110,299 and $347,536, respectively, for the comparable prior year periods. This was primarily due to a decrease in our loan balance to our finance company, in addition to a decrease on our capital lease obligations.

Liquidity and Capital Resources
-------------------------------

     Net cash used in operating activities was $129,771 for the nine months ended January 31, 1998 as compared with $665,393 used in operations for the comparable prior year period. This was primarily the result of an increase in accounts payable and accounts receivable which was partially offset with favorable net income of almost $832,000.

     Cash used in investing activities for the nine months ended January 31, 1998 totaled $34,864 as compared with $89,680 for the comparable prior year period. Net cash flows used in investing activities decreased due to a reduction in loans to officers.

     Net cash provided by financing activities was $156,839 for the nine months ended January 31, 1998 compared with $763,273 for the comparable prior year period. This was primarily the result of the Company selling Series A preferred stock and warrants which resulted in net proceeds of $822,625. In addition, there were increases in our bank overdraft as well additional borrowings from our finance company.

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

PART 2. OTHER INFORMATION

     ITEM 1 LEGAL PROCEEDINGS

          Not Applicable.

     ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

          Not Applicable.

     ITEM 3 DEFAULTS UPON SENIOR SECURITIES

          The Company was required to make semiannual dividend payment of $4.25 to holders of its 8.5% Series A Convertible Preferred Stock (the "Series A Preferred Stock") commencing October 1996. As of the date hereof the Company has not made any payments to the holders of the Series A Preferred Stock. As of the date of this report, the total arrearages with respect to the dividends of the Series A Preferred Stock is approximately $45,000.00.

     ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                        Annual Meeting of Shareholders
                        ------------------------------

On December 29, 1997, the Company held its annual meeting of shareholders. At such meeting the shareholders adopted proposals to, among other things, amend the Company's Certificate of Incorporation to (ii) increase the number of shares of Common Stock authorized thereunder from 10,000,000 shares to 39,000,000
(iii) change the name of the Company from Synergistic Holdings Corp. to Salex Holding Corporation and (iv) to adopt a stock option plan and authorize the maximum number of shares of common stock reserved for issuance upon exercise of options granted under the plan.

At the annual meeting Andrew Lunetta and Syd Mandelbaum were elected directors'. In addition, Salvatore Crimi, Angelo Crimi, Pershing Sun, Franklin Pinter, and Francis Fitzpatrick were re-elected as directors. Mr. Lunetta received 9,055,385 votes in favor of his nomination, and 1,773,085 votes against his nomination. Mr. Mandelbaum received 9,055,385 votes in favor of his nomination, and 1,773,085 votes against his nomination. Mr. S. Crimi received 9,055,384 votes in favor of his re-election as director and, 1,773,086 votes against his re-election as director. Mr. A. Crimi received 9,055,385 votes in favor of his re-election as director, and 1,773,085 votes against his re-election as director. Mr. Sun received 9,055,385 votes in favor of his re-election as director, and 1,773,085 votes against his re-election as director. Mr. Pinter received 9,055,385 votes in favor of his re-election as director, and 1,773,085 votes against his re-election as director. Mr. Fitzpatrick received 9,055,385 votes in favor of his re-election as director, and 1,773,085 votes against his re-election as director.

With respect to the proposal to amend the Company's Certificate of Incorporation to increase the number of shares of Common Stock authorized for issuance thereunder 7,639,061 votes were cast in favor of the proposal, and 1,826,186 votes were cast against the proposal, and 8,600 votes abstained from voting on the proposal. The amendment to the Company's Certificate of Incorporation to increase the number of shares authorized for issuance thereunder was filed with the State of Delaware in January 1998.

With respect to the proposal to amend the Company's Certificate of Incorporation to change the name of the Company to "Salex Holding
Corporation," 9,024,884 votes were cast in favor of the proposal, and 1,793,686 votes were cast against the proposal, and 9,900 votes abstained from voting on the proposal. The amendment to the Company's Certificate of Incorporation to change the name of the Company to "Salex Holding Corporation" was filed with the State of Delaware in February 1998.

With respect to the proposal to adopt the Company's stock option plan, 7,634,961 votes were cast in favor of the adoption, and 1,830,686 votes were cast against the adoption, and 8,200 votes abstained from voting on the adoption.

     ITEM 5 OTHER INFORMATION

                         Readiness for the Year 2000
                         ---------------------------


The Company has taken actions to make its systems, products and infrastructure Year 2000 complaint. The Company is also beginning to inquire as to the status of its key suppliers and vendors with respect to the Year 2000. The Company believes it is taking the necessary steps to resolve Year 2000 issues, however, there can be no assurance that a failure to resolve any such issue would not have a material adverse effect. Management believes, based on available information, that it will be able to manage its total Year 2000 transition without any material adverse effect on its business operations, products or financial prospects.

     ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

          (a) EXHIBITS

              Exhibit  3      Articles of Incorporation, as amended

              Exhibit 11      Statement re computation of per share earnings.

              Exhibit 27      Financial data schedule.


                EXHIBIT 11 - COMPUTATION OF PER SHARE EARNINGS

          (b) The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

                          SALEX HOLDING CORPORATION

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 16, 1997

                                      SALEX HOLDING CORPORATION
                                      ----------------------------------------
                                      (Registrant)


                                      /s/ Salvatore Crimi
                                      ----------------------------------------
                                      Chairman of the Board of Directors and
                                      Chief Executive Officer and
                                      Chief Financial Officer