Form 10-K
period 1998-04-30
SALEX HOLDING CORP /DE/
filed 1999-01-07
CIK 918963

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996).

For the fiscal year ended April 30, 1998

                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED).
For the transition period from __________ to __________

                        Commission file number 1-12856S
                                               --------

                           SALEX HOLDING CORPORATION
                           -------------------------
            (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                 42-1358036
              --------                                ----------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or Organization)


50 Laser Court, P.O. Box 18029 Hauppauge, New York              11788
--------------------------------------------------              -----
      (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (516) 436-5000
                                                   --------------
Securities registered under Section 12 (b) of the Exchange Act:

           Title of Each Class             Name of Each Exchange on Which Registered
----------------------------------------  ------------------------------------------
         Common Stock, par value $.01                 OTC Bulletin Board
     Warrants to Purchase Common Stock                OTC Bulletin Board

Securities registered pursuant to Section 12(g) of the Act:

--------------------------------------------------------------------------------
                               (Title of Class)

--------------------------------------------------------------------------------
                               (Title of Class)

--------------------------------------------------------------------------------
                                (Title of Class)

--------------------------------------------------------------------------------
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock held by non-affiliates as of December 4, 1998, (based upon the average of the closing bid and asked prices of the Common Stock as quoted on the OTC Bulletin Board on December 4, 1998) was approximately $221,081. For purposes of this computation the shares of Common Stock held by directors, executive shareholders owning more than 5% of the Company's outstanding Common Stock were deemed to be stock held by affiliates. As of December 4, 1998, there were 4,709,424 shares of Common Stock outstanding held by non-affiliates.

     As of December 4, 1998, 13,004,770 shares of the Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE
================================================================================

                                    PART I


Item 1.  Business


     All statements contained herein that are not historical facts including, but not limited to, statements regarding the future development plans of Salex Holding Corporation (the "Company" or the Registrant) and the Company's ability to generate cash from its operations, are based upon current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements are the following: competition in the automobile asset management business, the inability of the Company to obtain additional financing and general business and economic conditions.


     Recent Events


     Sale of Registrant's Executive Offices

     On December 23, 1998, the Registrant entered into a real estate purchase agreement ("Purchase Agreement") by and among the Registrant, Salvatore Crimi and Sun Associates, LLC ("Sun Associates"), a limited liability company controlled by Betty Sun, (as record title holder) who is the wife of Pershing Sun, a director of the Registrant. Pursuant to the terms of the Purchase Agreement, the Registrant and Salvatore Crimi agreed to sell to Sun Associates certain property located in Hauppauge New York which is improved with the Registrant's executive offices containing approximately 12,000 square feet of space and a surface parking lot (the "Property"). The purchase price for the Property was $1,100,000. Mr. Crimi was not personally entitled to any portion of the proceeds for the sale of the Property and was only involved in the transaction to the extent that certain title issues required his involvement. Of the proceeds received by the Registrant $782,325.74 was used to pay the mortgage securing the Property. The balance of the proceeds was used for working capital by the Registrant. Simultaneously with the sale of the Property, the Registrant and Sun Associates entered into a lease agreement (the "Lease Agreement") pursuant to which Sun Associates leased the Property to the Registrant. Under the lease agreement, the annual basic rent for the Property during the period commencing December 31, 1998 and ending on December 31, 1999 is $168,000. Such annual basic rent increases, by an amount not greater than $8,985 during each year of the term of the Lease Agreement. As part of the Lease Agreement, the Registrant and Sun Associates entered into a repurchase option agreement (the "Option Agreement") which provides that the Registrant may repurchase the property at any time prior to June 23, 1999 at a purchase price of $1,155,000, net of Sun Associates' transaction costs, provided that the Registrant is not in default under the Lease Agreement. The Lease Agreement further provides that if Sun Associates sells the Property prior to the December 31, 1999 then 50% of the profits resulting from the sale will be paid to the Registrant provided that the Registrant is not in default under the Lease Agreement.


     Description of the Company

     Corporate Fleet Program


     The Company is in the business of automobile asset management and through such business manages, on a nationwide basis, the maintenance and repair of fleets of automobiles and small trucks which are owned and operated by corporate customers (the "Corporate Fleet Program"). If a vehicle of one of the Company's corporate customers needs repair, the Company directs the customers to the most conveniently located service center that is part of its nationwide servicing network (the "Service Network"). All of the service centers that are part of the Service Network are independently owned or affiliated with a national chain of repair centers, have been pre-screened and pre-approved by the Company and are reviewed by the Company from time to time. Before any work is commenced by the service center on a vehicle referred to it by the Company, the service center must contact the Company's certified mechanics and other auto specialists, who are located at its Hauppauge offices, to discuss all the proposed necessary repairs and the proposed cost thereof. The Company's specialists negotiate with the service centers to ensure that the customer is not overcharged or subjected to unnecessary repairs. The Company monitors the repairs, if needed, to assure on time completion of the work, expedites the delivery of needed parts when necessary and, in certain locations, provides the customer with access to a discount rental car until the repairs are completed. Participation in the Corporate Fleet Program provides the corporate customers with quality and price control over all work performed and provides the service centers with reliable levels of volume. In exchange for its services, the Company receives a monthly management fee, per-occurrence or monthly management fee based on the number of vehicles in the fleet, from the corporate customer based on the number of vehicles registered in the program and a fee from the Service Network of a percentage of the cost of repair and maintenance (including both parts and labor) depending upon the type of service rendered.


     The Service Network


     The Company services all of its customers through its nationwide network of pre-screened, pre-approved maintenance and repair centers. Over 30,000 franchised and independently owned service centers are affiliated with the Service Network. The service centers are located in all 50 states, Canada and Puerto Rico. The Service Network includes service centers associated with national chains of auto repair centers, such as The Goodyear Tire and Rubber Company and Jiffy Lube, as well as smaller local centers. The Company retains complete control over which repair centers are affiliated with the Service Network. Generally, the Company's written affiliation agreements with the service centers are terminable at will with short notice requirements, and thus any service center that fails to perform to the Company's standards will be terminated. The Company has developed and maintains proprietary software and telecommunications at its corporate headquarters in Hauppauge, New York. The database allows the Company to (i) keep track of the labor rates, areas of specialty and hours of operation of each service center which helps the Company direct customers to appropriate service centers and (ii) communicate with the service centers, enabling the Company to oversee and monitor the maintenance and repair work performed by the centers. For the period ended April 30, 1998, net revenues from the Company's operation of its Corporate Fleet Program were $22,530,587.


     Guaranties


     Most of the repair and maintenance services provided to the corporate fleets are guaranteed against defects in parts and workmanship for certain periods of time and/or for a certain number of miles. As part of their affiliation agreements with the Company, the individual service centers are required to make such a guaranty to the Company. The Company, in turn, grants an identical guaranty to its corporate customers. If a vehicle has been improperly repaired, the customer contacts the Company and the Company arranges to have the appropriate repairs done at no additional cost to the customer either through the service center that originally performed the work, or through a service center responsible for the costs of rectifying any improper or faulty repairs. The Company coordinates the reimbursement of costs between service centers. In rare cases, an improper repair is not covered by the Service Network's member and the Company must pay for the repairs to the vehicle from its own funds. Historically, claims which are not covered by a Service Network member have been insignificant. If the vehicle is under a manufacturer's warranty, the Company arranges for the repairs to be done by an authorized dealer. The Company incurs no costs for work performed by an authorized dealer that is covered by a manufacturer's warranty.


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


     Corporate Customer Base

     The Company's customers include corporations that have automobile fleets, insurance companies, financial institutions and individuals that want to take advantage of fleet pricing for automotive repair and vehicle disposal. The typical customer for our product is a company, which provides automobiles and or trucks to employees in the ordinary course of business. For the fiscal year ended April 30, 1998, only one customer accounted for more than 10% of the Company's revenues.


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


     Management Information Systems


     The Salex Response System is software developed by the Company which offers a full range of interactive functions for the analysis of trends; comparison to industry of fleet standards; and identification of opportunities for future improvement. It presents various modifiable systems, which can be tailored to meet the exact current and future requirements of the individual fleet. Salex Response is available and operational on Windows 3.X, 95 and NT.

     Main Fleet Management Menu -- The Main Fleet Management menu allows the fleet administrator to design and print standard and customized reports and to display interactive graphics.

     Vehicle Operations Menu -- The Vehicle Operations Menu tracks, in detail, the vehicle from order status through delivery for new acquisition and provides a comprehensive fleet cycling and disposal capability. In addition, it monitors all of the operational aspects of fleet management, including analysis of operating, fixed and maintenance costs.

     Driver Administration Menu -- The Driver Administration Menu provides the Company control over vehicle assignment and usage by individual drivers. It tracks historical assignment of drivers to vehicles by date and mileage, and vehicle assignment by driver. Personal mileage and Fair Market Value can be detailed for personal tax liabilities.

     Safety Administration Menu -- The Safety Administration Menu audits any accidents that the vehicle or driver may have been involved in, and the resulting salvage or subrogation that may be realized. It also monitors any formal training programs that the driver is enrolled in or has completed; and a history of parking violations and DMV reporting.

     Accident Menu -- The Accident Menu details every accident that involves a company vehicle. It describes not only which vehicle was involved in the accident, but also who was driving at the time. It details the third party vehicle(s), who was at fault, what citations were issued, any injuries that were sustained and their extent, and all witnesses. Finally, it monitors the process of subrogation or salvage and the cost of recovery process. Through exception reporting and live interactive graphics, the system will allow our customers to bench mark and project trends, and to provide senior management with unlimited specialized analysis.


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


     Employees

     As of December 16, 1998, the Company employed 66 full and part-time employees. Of the 66 employees, 7 are classified as executives, 13 as sales and administrative personnel, 37 as customer service personnel and 9 as clerical personnel. None of the Company's employees are represented by collective bargaining agreements. The Company believes that its relations with its employees are good and has not experienced any interruption of its operations due to labor disagreements.


Item 2. Properties

     The Company leases its executive office which is comprised of approximately 12,000 square feet and is located at 50 Laser Court, Hauppauge, New York 11788. See: "Recent Events -- Sale of Executive Offices" and "Certain Transactions."


Item 3. Legal Proceedings

     There are no material legal proceedings now pending or threatened against the Company.


Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to the shareholders of the Company during the fourth quarter of the fiscal year ended April 30, 1998.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     There does not exist any established trading market for the Common Stock. The Common Stock is presently being quoted on the OTC Bulletin Board. On April 16, 1997, the Company's Common Stock, which was trading on the NASDAQ Small-Cap Market, under the trading symbol "SYNH" was delisted. On January 17, 1997, the Company's Common Stock, which was trading on the Boston Stock Exchange under the trading symbol "SNH" was delisted. No dividends were paid during fiscal years ended April 30, 1998 and 1997.

     For the fiscal year ended April 30, 1998, the table entitled "Year Ended April 30, 1998, sets forth the high and low bid information for the Common Stock (based on transaction data as reported by the OTC Bulletin Board). For the fiscal year ended April 30, 1997, the table entitled "Year Ended April 30, 1997" sets forth the high and low closing sale prices for the Common Stock (based on transaction data as reported by the NASDAQ Small Cap Market).


                                                        Stock Price(s)
                                                   -------------------------
                                                      High           Low
                                                   ----------   ------------
YEAR ENDED April 30, 1998:
07/31/97 .................   First Quarter:
                             Common Stock            0.375        0.15625
10/31/97 .................   Second Quarter:
                             Common Stock           0.1875          0.125
01/31/98 .................   Third Quarter:
                             Common Stock          0.15625          0.125
04/30/98 .................   Fourth Quarter:
                             Common Stock          0.21875          0.125
YEAR ENDED April 30, 1997:
07/31/96 .................   First Quarter:
                             Common Stock            3.625           2.50
10/31/96 .................   Second Quarter:
                             Common Stock            4.125           2.75
01/31/97 .................   Third Quarter:
                             Common Stock            1.875           1.00
04/30/97 .................   Fourth Quarter:(1)
                             Common Stock            0.625          0.375

------------
(1) On April 16, 1997, the Company's Common Stock was delisted by the NASDAQ Small Cap Market. From April 16, 1997, through April 30, 1997, the Company's Common Stock was quoted on the OTC Bulletin Board. During such period the average closing bid and ask prices were .241 and .463 respectively.


                                    HOLDERS

     The number of holders of record of the Company Common Stock as of December 4, 1998, was 124.


                                   DIVIDENDS

     No dividends were paid during the fiscal year ended April 30, 1998. Based on the Company's current financial situation, the Company is unable to pay dividends to its shareholders.

Item 6. Selected Financial Data (In thousands, except per share amounts)

                                                                               YEAR ENDED APRIL 30,
                                                         ----------------------------------------------------------------
                                                            1998          1997          1996         1995         1994
                                                         ----------   -----------   -----------   ----------   ----------
STATEMENT OF OPERATIONS DATA:
Net Sales ............................................     23,273        22,959        25,482       33,884       29,235
Cost of Sales ........................................     18,866        18,643        21,174       28,392       24,298
Gross profit .........................................      4,407         4,316         4,308        5,492        4,937
Selling, general & administrative expenses ...........      4,510         5,022         6,188        5,123        4,454
Non-cash imputed compensation ........................        400            --            --           --           --
Operating income (loss) ..............................       (503)         (706)       (1,880)         369          483
Interest expense and other -- net ....................        239           380           460          432          282
Net income (loss) ....................................       (744)       (1,087)       (2,399)         (94)         120
Accretion of preferred stock .........................         --        (1,062)           --           --           --
Net loss attributable to Common Stockholders .........       (744)       (2,149)       (2,399)         (94)         120
Net income (loss) per common share ...................      (0.06)        (0.19)        (0.21)       (0.01)       (0.01)


                                                                                      April 30,
                                                         ----------------------------------------------------------------
                                                            1998          1997          1996         1995         1994
                                                         ----------   -----------   -----------   ----------   ----------
BALANCE SHEET DATA:
Accounts receivable ..................................      3,348         3,452         3,219        3,288        4,881
Total assets .........................................      6,354         6,847         7,821        8,208        9,601
Long-term debt .......................................        556           781         1,054        1,278        1,329
Stockholders' equity (deficit) .......................     (1,847)       (1,528)          821        1,201        1,359

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


Results of Operations -- Year Ended April 30, 1998 vs. Year Ended April 30,
1997

     Net sales increased by $.3 million or 1.3% to $23.27 million for the fiscal year ended April 30, 1998, as compared to $22.96 for fiscal year ended April 30, 1997. This was the result of increases in the Company's core operations (mechanical repairs, glass replacement and auto rentals) as well as continued growth in its insurance subrogation division and its MVR service accounts. This was partially offset by a reduction in the number of accidents reported by our Corporate customers.

     The Company's gross margin of 18.9% was .14 percentage points higher than the previous year level of 18.8%. This increase was attributable to increases in those areas which yield a higher gross margin than that of other segments of its core business. Such departments are subrogation, MVR reporting and fees charged for specialized reports available to all fleet customers.

     General and administrative expenses for the fiscal year ended April 30, 1998, of $4.5 million was $.51 million less than the previous year. This 10.16% decrease was attributable to a 29.9% reduction in the Company's workforce. Such a reduction decreased salaries by more than $.582 million which had a corresponding effect on most of the Company's other administrative expenses.

     Non-cash imputed compensation of $.400 million for year ended April 30, 1998 is attributable to the value of Common Stock issued as compensation to outside consultants. There was no comparable expense for the prior year.

     Interest expense of $400,660 for year ended April 30, 1998, was $21,004 higher than the previous year. This 5.5% increase was partially attributable to the interest charged on a loan to a former officer of the Company.


     Net Loss, Liquidity and Capital Resources


     Net cash flows used in operating activities were $539,242 for the year ended April 30, 1998, as compared to $57,194 for the comparable prior period. This change of $482,048 resulted primarily from changes in accounts receivable, accrued expenses, accounts payable and compensation relating to the issuance of Common Stock to outside consultants.

     Net cash flows used in investing activities were $54,423 for the year ended April 30, 1998, as compared to $105,346 for the comparable prior period. This difference of $50,923 was primarily attributable to a reduction in capital expenditures as well as a decrease in security deposits.

     Net cash flows provided by financing activities were $523,670 for the year ended April 30, 1998 as compared to $213,955 for the comparable prior year. This was primarily the result of an increase in the Bank overdraft, in addition to increased borrowing from our finance company.

     The Company has suffered a loss for the fiscal year ended April 30, 1998, and has negative working capital. The Company has limited availability under its existing credit facility and the Company will need additional capital to have sufficient liquidity and to meet its working capital needs for the foreseeable future.

     The Company has sold its executive office and entered into a sale and leaseback arrangement. This transaction has resulted in $253,400 of additional working capital. In addition, the Company is currently negotiating to expand its credit capacity with its current finance institution.


Results of Operations -- Year Ended April 30, 1997 vs. Year Ended April 30,
1996


     Net sales decreased by $2.52 million or 9.81% to $22.96 million for the fiscal year ended April 30, 1997, as compared to $25.48 million for fiscal year ended April 30, 1996. This decrease resulted from the loss of several major corporate accounts.

     The Company's gross margin of 18.8% was 1.9 percentage points higher than the previous year level of 16.9%. This increase resulted from the loss of one of its corporate fleet customers that yielded a significantly lower gross margin than standard.

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

     Interest expense of $379,656 for year ended April 30, 1997, was $80,444 less than the previous year. This 17.4% decrease was partially attributable to a decrease in the interest rate charged on the Company's revolving credit with a finance company, in addition to the interest charged on the Company's loan to an officer.


     Net Loss, Liquidity and Capital Resources


     Net cash flows used in operating activities were $57,194 for the year ended April 30, 1997, as compared to $117,675 provided by operations for the comparable prior period. This change of $174,869 resulted primarily from changes in accounts receivable, refund on taxes, accrued expense and compensation expense in the prior year relating to the sale of Common Stock.

     Net cash flows used in investing activities were $105,346 for the Year Ended April 30, 1997, as compared to $290,086 that was used in investing activities for the comparable prior period. This difference of $184,740 was attributable to the reduction in loans receivable due from an officer.

     Net cash flows provided by financing activities were $213,955 as compared to $21,629 that were provided by financing activities for the comparable prior year. This was primarily the result of the acquisition and constructive retirement of common stock and was partially offset by the issuance of preferred stock.

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

     Year 2000

     Management believes that based on available information that the Company will be able to handle the Year 2000 transition without any material adverse effects on its business, operations or products.

     A majority of the software used by the Company is owned by the Company. With respect to such software, the Company is taking all the necessary actions to make such software Year 2000 Compliant.

     The Company's staff of programmers and systems people are converting all software to the four digit year protocol necessary for the next millennium. Such conversions are necessary for only ten percent of our system functions. These conversions will be completed by March 31, 1999.

     The impact of any software purchased from outside vendors is presently, and in the future, evaluated on a case by case basis.

     All imported data from our fleets or vendors that have only a two digit year will be converted at the office of the Company to a four digit year. All exported data will contain a four digit year unless the individual fleet or vendor requires us to conform to their two digit year format.


Item 7A. Quantitative and Qualitative Disclosures about Market Research

     Not Applicable.


Item 8. Financial Statements and Supplementary Data

     See F-1 -- F-14.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not Applicable.

                             SALEX HOLDINGS CORP.
                         AND SUBSIDIARIES AND AFFILIATE

                         INDEX TO FINANCIAL STATEMENTS




                                                                             Page #
                                                                            -------
Independent auditor's report .............................................    F-2

Consolidated balance sheets
   April 30, 1998 and 1997 ...............................................    F-3
Consolidated financial statements for the three years ended April 30, 1998
   Statements of operations ..............................................    F-4
   Statements of stockholders' equity and capital deficit ................    F-5
   Statement of cash flows ...............................................    F-6

Notes to consolidated financial statements ...............................    F-7

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Salex Holdings Corp.

     We have audited the accompanying combined consolidated balance sheets of Salex Holdings Corp. as of April 30, 1998 and 1997, and the related combined consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended April 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the combined consolidated financial statements referred to above present fairly, in all material respects, the financial position of Salex Holdings Corp. as of April 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1998, in conformity with generally accepted accounting principles.

                                       /s/ Feldman Sherb Ehrlich & Co., P.C.
                                       -------------------------------------
New York, New York                       Feldman Sherb Ehrlich & Co., P.C.
July 13, 1998, except                  Certified Public Accountants
for note 12, for which the date is     (Formerly Feldman Radin & Co., P.C.)
December 23, 1998

                             SALEX HOLDINGS CORP.
                        AND SUBSIDIARIES AND AFFILIATE
                           CONSOLIDATED BALANCE SHEET

                                    ASSETS
                                                                                          April 30,
                                                                              ---------------------------------
                                                                                    1998              1997
                                                                              ---------------   ---------------
CURRENT ASSETS:
 Cash .....................................................................    $     55,774      $    125,769
 Accounts receivable, net of allowance for doubtful accounts of $238,000
   in 1998 and $188,000 in 1997 ...........................................       3,347,504         3,451,589
 Prepaid expenses and other current assets ................................          97,824            77,263
                                                                               ------------      ------------
    Total Current Assets ..................................................       3,501,102         3,654,621
                                                                               ------------      ------------
PROPERTY AND EQUIPMENT, net ...............................................       1,620,430         1,746,120
                                                                               ------------      ------------
OTHER NONCURRENT ASSETS:
 Goodwill, net ............................................................       1,113,125         1,210,625
 Noncompetition and consulting agreement, net .............................          86,667           186,667
 Other assets .............................................................          32,321            48,635
                                                                               ------------      ------------
                                                                                  1,232,113         1,445,927
                                                                               ------------      ------------
                                                                               $  6,353,645      $  6,846,668
                                                                               ============      ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
 Bank overdraft ...........................................................    $    856,365      $    471,236
 Note payable -- finance company ..........................................       1,728,294         1,283,699
 Accounts payable .........................................................       3,594,490         4,161,585
 Accrued expenses and other ...............................................         437,006           487,260
 Current portion of long-term debt ........................................       1,018,589         1,179,906
                                                                               ------------      ------------
    Total Current Liabilities .............................................       7,634,744         7,583,686
                                                                               ------------      ------------
LONG-TERM DEBT:
 Long-term debt ...........................................................          30,059            71,000
 Mortgage payable .........................................................              --                --
 Capital leases obligations ...............................................           5,101            33,155
 Note payable .............................................................         521,120           676,948
                                                                               ------------      ------------
                                                                                    556,280           781,103
                                                                               ------------      ------------
DEFERRED INCOME TAXES .....................................................          10,000            10,000
                                                                               ------------      ------------
STOCKHOLDERS' DEFICIT:
 Preferred stock-series A, $.01 par value -- shares authorized 20,000, issued and outstanding 1,625 and 10,625, respectively (liquidation
   preference $100 per share) .............................................         110,608           737,387
 Preferred stock-series B, $.01 par value -- shares authorized, issued and
   outstanding 0 and 1,000, respectively ..................................              --                10
 Preferred stock-series C, $.01 par value -- shares authorized, issued and
   outstanding 25,000 .....................................................             250                --
 Common stock, $.01 par value -- shares authorized 39,000,000 .............         130,048            91,873
 Additional paid-in capital ...............................................       4,514,527         3,501,163
 Accumulated deficit and proprietor's capital deficiency ..................      (6,102,812)       (5,358,554)
 Less: Note receivable ....................................................        (500,000)         (500,000)
                                                                               ------------      ------------
    Total stockholders' deficit ...........................................      (1,847,379)       (1,528,121)
                                                                               ------------      ------------
                                                                               $  6,353,645      $  6,846,668
                                                                               ============      ============

                       See notes to financial statements.

                             SALEX HOLDINGS CORP.
                        AND SUBSIDIARIES AND AFFILIATE
                     CONSOLIDATED STATEMENT OF OPERATIONS

                                                                         Year ended April 30,
                                                         ----------------------------------------------------
                                                              1998              1997               1996
                                                         --------------   ----------------   ----------------
Net sales ............................................    $23,272,987       $ 22,958,814       $ 25,481,629
Cost of sales ........................................     18,866,443         18,642,887         21,174,290
                                                          -----------       ------------       ------------
Gross profit .........................................      4,406,544          4,315,927          4,307,339
Selling, general & administrative expenses ...........      4,170,708          4,669,128          5,892,493
Depreciation and amortization ........................        338,841            352,629            294,973
Non-cash imputed compensation ........................        400,000                 --                 --
                                                          -----------       ------------       ------------
Income (loss) from operations ........................       (503,005)          (705,830)        (1,880,127)
Interest expense, net ................................        400,660            379,656            460,100
Other income .........................................       (162,125)                --                 --
                                                          -----------       ------------       ------------
Loss before taxes ....................................       (741,540)        (1,085,486)        (2,340,227)
Taxes ................................................          2,718              1,062             58,686
                                                          -----------       ------------       ------------
Net loss to common shareholders ......................       (744,258)        (1,086,548)        (2,398,913)
Accretion of preferred stock dividends attributable to
 increase to conversion value ........................             --         (1,062,500)                --
                                                          -----------       ------------       ------------
Net loss to common shareholders ......................    $  (744,258)      $ (2,149,048)      $ (2,398,913)
                                                          ===========       ============       ============
Basic loss per share of common stock .................    $     (0.06)      $      (0.19)      $      (0.21)
                                                          ===========       ============       ============
Weighted average common shares outstanding ...........     13,004,770         11,246,366         11,246,366
                                                          ===========       ============       ============

                       See notes to financial statements.

                             SALEX HOLDINGS CORP.
                        AND SUBSIDIARIES AND AFFILIATE
             STATEMENT OF STOCKHOLDERS' DEFICIT (CAPITAL DEFICIT)

                                                             Preferred Stock           Preferred Stock
                                                                 Series A            Series B ($.01 par)
                                                        --------------------------  ---------------------
Balance, April 30, 1995 ..............................         --              --          --         --
 Sale of common stock ................................
 Compensation related to sale of shares ..............
 Net loss ............................................
Balance, April 30, 1996 ..............................         --              --          --         --
                                                           ------     -----------      ------     ------
 Acquisition and constructive retirement of
  treasury stock purchased from principal
  shareholder ........................................
 Reserve stock split and issuance of series B
  preferred stock ....................................         --              --       1,000     $   10
 Acquisition of Synergistic Holding Corporation
  and constructive retirement of treasury stock ......
 Private placement of preferred stock and
  warrants net of related expenses ...................     10,625     $   737,387
 Accretion of preferred stock to conversion value
 Net loss ............................................
                                                           ------     -----------      ------     ------
Balance, April 30, 1997 ..............................     10,625     $   737,387       1,000     $   10
 Conversion of Series A preferred to common
  stock ..............................................     (9,000)       (626,779)
 Conversion of Series B preferred to common
  stock ..............................................                                 (1,000)       (10)
 Issuance of series C preferred stock ................
 Net Loss ............................................
                                                           ------     -----------      ------     ------
Balance, April 30, 1998 ..............................      1,625     $   110,608          --         --
                                                           ======     ===========      ======     ======


                                                         Preferred Stock            Common Stock               Paid-In
                                                        Series C ($.01 par)          ($.01 par)                Capital
                                                        ------------------  -----------------------------  ---------------
Balance, April 30, 1995 ..............................       --       --        5,356,200        53,562         1,958,438
 Sale of common stock ................................                          2,543,800        25,438         1,206,562
 Compensation related to sale of shares ..............                                                            786,546
 Net loss ............................................
                                                         ------     ----     ------------     ---------     -------------
Balance, April 30, 1996 ..............................       --       --        7,900,000        79,000         3,951,546
 Acquisition and constructive retirement of
  treasury stock purchased from principal
  shareholder ........................................                         (1,453,600)      (14,536)       (1,985,464)
 Reserve stock split and issuance of series B
  preferred stock ....................................       --       --         (715,550)       (7,155)            7,145
 Acquisition of Synergistic Holding Corporation
  and constructive retirement of treasury stock ......                          3,456,410        34,564           465,436
 Private placement of preferred stock and
  warrants net of related expenses ...................
 Accretion of preferred stock to conversion value                                                               1,062,500
 Net loss ............................................
                                                         ------     ----     ------------     ---------     -------------
Balance, April 30, 1997 ..............................       --       --        9,187,260     $  91,873     $   3,501,163
 Conversion of Series A preferred to common
  stock ..............................................                          1,758,404        17,584           609,195
 Conversion of Series B preferred to common
  stock ..............................................                          2,059,106        20,591           (20,581)
 Issuance of series C preferred stock ................   25,000     $250                                          424,750
 Net Loss ............................................
                                                         ------     ----     ------------     ---------     -------------
Balance, April 30, 1998 ..............................   25,000     $250     $ 13,004,770     $ 130,048     $   4,514,527
                                                         ======     ====     ============     =========     =============

                                                            (Capital          Note
                                                            deficit)       Receivable         Total
                                                        ---------------  --------------  ---------------
Balance, April 30, 1995 ..............................       (810,593)             --        1,201,407
 Sale of common stock ................................                                       1,232,000
 Compensation related to sale of shares ..............                                         786,546
 Net loss ............................................     (2,398,913)                      (2,398,913)
                                                           ----------      ----------       ----------
Balance, April 30, 1996 ..............................     (3,209,506)             --          821,040
 Acquisition and constructive retirement of
  treasury stock purchased from principal
  shareholder ........................................                                      (2,000,000)
 Reserve stock split and issuance of series B
  preferred stock ....................................                                              --
 Acquisition of Synergistic Holding Corporation
  and constructive retirement of treasury stock ......                       (500,000)              --
 Private placement of preferred stock and
  warrants net of related expenses ...................                                         737,387
 Accretion of preferred stock to conversion value          (1,062,500)                              --
 Net loss ............................................     (1,086,548)                      (1,086,548)
                                                           ----------      ----------       ----------
Balance, April 30, 1997 ..............................   ($ 5,358,554)     ($ 500,000)    ($ 1,528,121)
 Conversion of Series A preferred to common
  stock ..............................................                                              --
 Conversion of Series B preferred to common
  stock ..............................................                                              --
 Issuance of series C preferred stock ................                                         425,000
 Net Loss ............................................       (744,258)                        (744,258)
                                                           ----------      ----------       ----------
Balance, April 30, 1998 ..............................   ($ 6,102,812)     ($ 500,000)    ($ 1,847,379)
                                                          ===========       =========      ===========

                       See notes to financial statements.

                             SALEX HOLDINGS CORP.
                        AND SUBSIDIARIES AND AFFILIATE
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                             Year ended April 30,
                                                            ------------------------------------------------------
                                                                  1998              1997                1996
                                                            ---------------   ----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss ...............................................     $  (744,258)      $ (1,086,548)      $  (2,398,913)
 Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Depreciation and amortization ........................         338,841            352,629             294,973
   Provision for doubtful accounts ......................          50,000                 --              31,000
   Deferred income taxes ................................              --                 --              (1,000)
   Compensation related to sale of share ................         400,000                 --             786,546
  Increase (decrease) in cash flows from changes in
   operating assets and liabilities:
   Accounts receivable ..................................          54,085           (232,680)             57,360
   Prepaid expenses and other current asssets ...........         (20,561)            12,998              58,554
   Refundable taxes .....................................              --             58,239             239,022
   Accounts payable .....................................        (567,095)           838,019             921,908
   Accrued expenses and other current liabilities .......         (50,254)               149             128,225
                                                              -----------       ------------       -------------
Net cash provided by (used in) operating activities .....        (539,242)           (57,194)            117,675
                                                              -----------       ------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net ............................         (15,651)           (50,260)            (63,626)
   Decrease (increase) in other assets ..................          16,314                 --                (600)
   Loan to officer, net of repayments ...................         (55,086)           (55,086)           (225,860)
                                                              -----------       ------------       -------------
Net cash used in investing activities ...................         (54,423)          (105,346)           (290,086)
                                                              -----------       ------------       -------------
                                                                 (593,665)          (162,540)           (172,411)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Change in bank overdraft .............................         385,129             25,796            (757,514)
     Net proceeds from (repayments of) note payable
      -- finance company ................................         444,595           (172,744)           (232,062)
   Principal payments on long-term debt .................        (197,635)          (210,687)            (54,753)
   Payments on capital leases obligations ...............         (61,419)           (61,363)            (58,906)
   Payments on mortgage obligation ......................         (72,000)           (72,000)            (72,000)
   Distribution to stockholders .........................              --                 --              89,181
   Proceeds from promissory note -- Bank ................              --            (32,433)            (35,135)
   Net proceeds from issuance of preferred stock.........          25,000            737,386                  --
   Net proceeds from issuance of common stock ...........              --                 --           1,142,818
                                                              -----------       ------------       -------------
Net cash provided by (used in) financing activities .....         523,670            213,955              21,629
                                                              -----------       ------------       -------------
Net increase (decrease) in cash .........................         (69,995)            51,415            (150,782)
Cash, at beginning of period ............................         125,769             74,354             225,136
                                                              -----------       ------------       -------------
Cash, at end of period ..................................     $    55,774       $    125,769       $      74,354
                                                              ===========       ============       =============
SUPLEMENTARY CASH FLOW DISCLOSURE
      Interest paid .....................................     $   403,293       $    379,656       $     460,000
                                                              ===========       ============       =============
      Taxes paid ........................................              --                 --       $      33,000
                                                              ===========       ============       =============


                       See notes to financial statements.

                             SALEX HOLDINGS CORP.

                     NOTES TO COMBINED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Description of Business

   Salex Holdings Corp. (the "Company") operates in the automobile asset management industry. Through the Company's "Corporate Fleet Program" it manages, on a nationwide basis, the maintenance and repair of fleets of automobiles which are owned and operated by corporate customers. The Company maintains a nationwide "Service Network" of over 30,000 independently owned pre-screened and pre-approved maintenance and repair centers. The Company receives a monthly management fee from its corporate customers as well as fees from its service network. Other services of the Company include the Collision Management Program, the Computerized Auction System and Collateral Service Shield and the Insurance Subrogation Program.

b. Basis of Presentation and Principles of Combination and Consolidation

   Pursuant to the merger agreement dated September 19, 1996 Salex Industries, Inc. ("SII") a wholly-owned subsidiary of Synergistic Holdings Corp. was merged with and into Salex Holding Corporation (Salex) whereby all of the shares of common stock of Salex held by the Company were canceled and all of the 4,503,000 shares of common stock owned by the Salex Stockholders were converted into (a) 4,003,165 shares of common stock, par value $.01 per share and (b) 1,000 shares of Series B Convertible Preferred Stock.

   Immediately after the closing, the Company, pursuant to a Stock and Asset Purchase Agreement with Dickinson Holding Corporation ("Dickinson"), a Delaware corporation, sold ( the "Divestiture") all of the outstanding shares of its subsidiary, Dickinson & Co., Inc. ("DCI"), a registered broker/dealer and its investment in Electronic Designs, Inc. ("EDI"). As consideration for the stock and assets that were transferred in connection with the divestiture, Dickinson transferred to the Company 750,000 shares of its Synergistic Common Stock and a $500,000 promissory note secured by 250,000 shares of its Synergistic Common Stock pursuant to a Pledge Agreement between Dickinson and the Company.

   Because the Company's only asset after the Divestiture was its investment in Salex and its collateralized promissory note from Dickinson., the Company was deemed to be in substance a "shell" at the Closing of the merger. The SEC believes that shells are not businesses and therefore, cannot initiate business combinations. For accounting purposes the SEC views the transaction as an equity transaction by the private operating company ("Salex") rather than as an acquisition of Salex by the Company. The SEC requires that the net assets of the public shell be recorded at carryover basis in which no goodwill arises on the transaction. Accordingly the merger transaction has been accounted for as a recapitalization of Salex (stock split, distribution of preferred stock, and treasury stock purchase) followed by an issuance of common stock by Salex in exchange for treasury stock and Synergistic's note receivable from Dickinson. The note receivable, which is collateralized by Salex stock, has been recorded as a reduction of additional paid-in capital.


c. Property, Equipment and Depreciation

   Property and equipment are stated at cost. Depreciation and amortization are provided on either the straight-line basis or accelerated methods over the estimated useful lives of the assets.

d. Taxes on Income

   Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (temporary differences) and operating loss and tax credit carry forwards. These temporary differences arise primarily from the allowance for doubtful accounts provision and differences in depreciation methods between the financial statements and the depreciation utilized on the Company tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance has been provided to reduce the deferred tax assets to a level that will be realized.

                             SALEX HOLDINGS CORP.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  -- (Continued)

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

g. Goodwill

   The excess of cost over fair value of net assets acquired is being amortized on the straight-line method over a twenty year period. Amortization of goodwill for each of the years ended April 30, 1998, 1997 and 1996 amounted to $97,500.

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

h. Noncompetition and Consulting Agreements

   Amortization is provided over the three to five year contractual lives of the agreements. Amortization of the agreements was $100,000, $83,333 and $60,000 for the years ended April 30, 1998, 1997 and 1996 respectively.

i. Fair Value of Financial Instruments

   The carrying amounts of certain financial instruments, including cash, accounts receivable and payable, and short-term debt, approximated fair value as of April 30, 1997 and 1998. The carrying value of long-term debt, including the current portion, approximated fair value as of April 30, 1997 and 1998, based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities.

j. Stock-Based Compensation

   In October 1995, the Financial Accounting Standards Board issued Statement No.123, "Accounting for Stock-Based Compensation," which is effective for transactions entered into after December 31, 1995. Statement No.123 establishes a fair value method of accounting for stock-based compensation, through either recognition or disclosure. The Company adopted the employee stock-based compensation disclosure-only provisions of Statement No. 123 in fiscal 1997 by disclosing the pro forma net income amounts assuming the fair value method was adopted May 1, 1996. The adoption of Statement No. 123 did not impact the Company's results of operations, financial position or cash flows.

                             SALEX HOLDINGS CORP.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  -- (Continued)

k. Earnings Per Share

   The Company has adopted the provisions of Financial Accounting Standard No. 128, "Earnings per share", which became effective for financial statements for fiscal years ending after December 15, 1997.

   Basic earnings per share are based on the weighted average number of common and common equivalent shares outstanding. The diluted calculation when applicable takes into account the shares that may be issued upon exercise of stock options and warrants, reduced by the shares repurchased with the funds received from their exercise.

l. Concentration of Credit Risk

   Financial instruments, which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The Company's largest customer accounts for approximately 7% of accounts receivable at April 30, 1998. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

2. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                            April 30,
                                                                  -----------------------------
                                                                       1998            1997
                                                                  -------------   -------------
       Land ...................................................    $  490,000      $  490,000
       Building ...............................................     1,227,261       1,227,261
       Furniture & Fixture ....................................     1,419,060       1,417,052
       Vehicles ...............................................        91,404          77,760
       Leasehold improvements .................................        21,920          21,920
                                                                   ----------      ----------
                                                                    3,249,645       3,233,993
       Less accumulated depreciation and amortization .........     1,629,215       1,487,873
                                                                   ----------      ----------
                                                                   $1,620,430      $1,746,120
                                                                   ==========      ==========

3. NOTE PAYABLE -- FINANCE COMPANY

     The Company has a $2,250,000 revolving credit agreement with a finance company, which renews annually on January 1. Interest on borrowings are at prime plus 2% or 10.25% at April 30, 1998 and 1997. Borrowings are collateralized by substantially all of the Company's assets not otherwise encumbered and are personally guaranteed by the Company's principal stockholder.

                             SALEX HOLDINGS CORP.

4. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt and capital lease obligations consist of the following:

                                                                                   1998           1997
                                                                               ------------   ------------
Mortgage payable to bank, payable in monthly installments of $6,000 through December 1997, plus interest at 2% above the bank's "peg rate"
(10.75% at April 30, 1996). The balance of $792,203 was due January 20,
1998. The bank did not renew this mortgage and has demanded payment and the Company is in default and trying to refinance it. The mortgage is collateralized by land and building with a book value of $1,423,031 at
April 30, 1998. ............................................................   $ 768,203      $ 840,203

Consulting and Noncompetition agreement was payable in monthly installments of $5,000 through November 1998. Company did not pay last six installments and renegotiated agreement in June 1998. According to new term and conditions the Company will pay $10,000 in the beginning of next fiscal year. Remaining $45,000 will be paid over eighteen (18)
months in semi-monthly installments of $1352.35 including interest at
10.5%. .....................................................................      55,000         90,000

Capital lease obligations with varying monthly payments and interest rates ranging from 15% to 17% per annum maturing 1998 through 2000; secured
by interests in computer equipment. ........................................      33,099         94,518

Promissory note payable to bank in monthly installments of $2,703, plus interest, through April 1998; interest at prime plus 2% (10.25% at April 30,
1996); secured by an interest in computer equipment. Promissory note was
paid off as of April 30, 1998. .............................................          --         29,729

Buy out agreement payable in monthly installments of $4,000 through
September. 1998 and then $1,750 through September 1999. ....................      41,619         89,000

Note payable in quarterly installments of $55,086 including interest at 11%.     676,948        817,559
                                                                               ---------      ---------
                                                                               1,574,869      1,961,009
Less: Current maturities of long-term debt and capital lease obligations ...   1,018,589      1,179,906
                                                                               ---------      ---------
                                                                               $ 556,280      $ 781,103
                                                                               =========      =========

     The following is a schedule by years of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of April 30, 1998:

       Year ending April 30,
       ---------------------
             1999 .........................................    $31,202
             2000 .........................................      5,200
                                                               -------
       Total minimum lease payments .......................     36,402
       Less: amount representing interest .................      3,303
                                                               -------
       Present value of net minimum lease payment .........    $33,099
                                                               =======

                             SALEX HOLDINGS CORP.

4. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS  -- (Continued)

     The following is a schedule of long-term debt maturities (including capital lease obligations) as of April 30, 1998:

       Year ending April 30,
       ---------------------
              1999 ................................     207,855
              2000 ................................     191,385
              2001 and thereafter .................     157,040
                                                        -------
                                                       $556,280
                                                       ========

5. MAJOR CUSTOMERS

     For the year ended April 30, 1998, one customer accounted for 10% of net sales.

6. EMPLOYMENT AGREEMENTS

     Upon termination of the Company's previous employment agreements, the Company entered into new employment agreements with five officers and employees which provide for automatic annual renewals and no fixed salary. Current annual salary levels under each of these agreements are $75,000.

7. RETIREMENT PLANS

     The Company has a 401(K) plan for eligible salaried employees. The contribution for any participant may not exceed statutory limits. During fiscal years ended April 30, 1996 the Company matched each employee participant's contributions up to the first 6% of compensation. No matching contributions were recorded for the year ended April 30, 1998 and 1997. The total matching contributions charged against operations approximated $60,000 for the year ended April 30, 1996.

8. TAXES ON INCOME

     The provisions for (recoveries of) taxes on income in the consolidated statements of operations consist of the following:

                                                         Year Ended April 30,
                                                   --------------------------------
                                                     1998       1997        1996
                                                   --------   --------   ----------
Current:
 Federal .......................................    $   --     $   --     $ 50,733
 State .........................................     2,218      1,062        8,953
                                                    ------     ------     --------
    Total current ..............................     2,218      1,062       59,686
Deferred:
 Federal .......................................        --         --         (850)
 State .........................................        --         --         (150)
                                                    ------     ------     --------
    Total deferred .............................        --         --       (1,000)
                                                    ------     ------     --------
    Total taxes on income (recoveries) .........    $2,218     $1,062     $ 58,686
                                                    ======     ======     ========


                             SALEX HOLDINGS CORP.

8. TAXES ON INCOME  -- (Continued)

     Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                            April 30,
                                                         -----------------------------------------------
                                                               1998             1997            1996
                                                         ---------------   -------------   -------------
Deferred tax assets:
 Receivable reserve ..................................    $     75,000      $   75,000      $   75,000
 Net operating loss carryforwards ....................         954,000         886,000         515,000
                                                          ------------      ----------      ----------
    Total deferred tax asset .........................       1,029,000         961,000         590,000
 Valuation allowance for deferred tax assets .........      (1,029,000)       (961,000)       (590,000)
                                                          ------------      ----------      ----------
    Net deferred tax asset ...........................    $         --      $       --      $       --
                                                          ============      ==========      ==========
Deferred tax liability:
 Depreciation ........................................    $     10,000      $   10,000      $   27,000
                                                          ------------      ----------      ----------
    Noncurrent deferred income tax liability .........    $     10,000      $   10,000      $   27,000
                                                          ============      ==========      ==========

     The provision for taxes on income (loss) before taxes differs from the amounts computed applying Federal statutory rates due to the following:

                                                                             Year Ended April 30,
                                                                     ------------------------------------
                                                                        1998         1997         1996
                                                                     ----------   ----------   ----------
Provision for Federal income taxes at the statutory rate .........      (34%)        (34%)        (34%)
Loss (income) earned by S Corporation taxable to individual
 stockholders ....................................................        0            0            0
Adjustment for under (over) accrual from prior year ..............        0            0           (3)
State taxes, net of Federal tax benefit ..........................       (6)          (6)          (6)
Non-deductible expenses ..........................................        5            9           16
Valuation allowance for deferred tax assets ......................       35           31           24
                                                                        ---          ---          ---
Provision for taxes on income ....................................        0%           0%           3%
                                                                        ===          ===          ===

     As of April 30, 1998, the Company has net operating loss carryforwards for federal income tax purposes of approximately $2,300,000, expiring in the year 2013.

     The Company has established valuation allowances equal to its deferred tax assets because of the uncertainty as to their future utilization.


9. STOCKHOLDERS' EQUITY


     In January 1998, the Company amended its Certificate of Incorporation to increase the authorized common stock to 39,000,000 shares and the preferred stock authority to 1,000,000 shares.

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

     Each share of the Series A Preferred Stock is convertible based on the average price of the common stock for the (10) day trading period immediately preceding the conversion but in no event less than $0.50 per share. Preferred shareholders are able to convert the series A preferred stock at twice its liquidation preference. The

                             SALEX HOLDINGS CORP.

9. STOCKHOLDERS' EQUITY  -- (Continued)

substance of this adjustment to the series A preferred stock is that of a 100% stock dividend. Accordingly the Company has recorded accretion to increase paid in capital and charge retained earnings for the amount of the adjustment. During the fiscal year ended April 30, 1998, a total of 9,000 shares of Series A Preferred stock were converted into 1,758,404 shares of common.

     As part of the merger agreement all of the issued and outstanding shares of Salex Holding Corp. were converted into shares of Salex Common Stock and as part of a reverse stock split, 1,000 shares of series B Convertible Preferred Stock. Each share of the series B Preferred Stock automatically converted into 2,059.106 shares of Salex Common Stock as soon as the Company amended its certificate of incorporation increasing the authorized Common Stock of the Company.

     During May 1997 the Board of Directors of the Company adopted a resolution providing for the authorization and issuance of 25,000 shares of its $.01 par value Series C Preferred Stock. The Preferred Stock has an issue price of $1.00 per share and each share issued is convertible into 100 shares of Common Stock. The Series C Preferred Stock shall rank prior to all of the Company's $.01par value common stock. The 25,000 shares of Preferred stock were issued in May in connection with a consulting agreement.

     The Series A Preferred are entitled to dividends of 8.5% per year. As of April 30, 1998 no payment or accrual of these dividends has been recorded because under Delaware Law the Company can not legally pay dividends unless there is sufficient retained earnings or current profits from which the dividends can be distributed. Said dividends although unpaid are cumulative and will become payable to the preferred stockholders at such time in which the Company has restored its capital deficiency. The amount of unpaid dividends otherwise applicable to the period ended April 30,1998 was approximately $55,000.


10. STOCK BASED COMPENSATION


     The following table summarizes the changes in options and warrants outstanding and the related price range for shares of the Company's common stock.


                          Stock Options and Warrants

                                                       Options        Warrants          Price
                                                    -------------   ------------   ---------------
Outstanding at April 30, 1994 ...................       247,000        173,500
Granted .........................................            --             --
Exercised .......................................            --             --
Expired .........................................       (67,000)       (57,832)
Retired .........................................            --             --
                                                        -------        -------
Outstanding at April 30, 1995 ...................       180,000        115,668
Granted .........................................        58,300                     $       2.00
Granted .........................................                      625,000      $       2.00
Exercised .......................................            --             --
Expired .........................................       (66,000)       115,668
                                                        -------        -------
Retired .........................................            --             --
                                                        -------        -------
Outstanding at April 30, 1996: ..................       172,300        625,000
Granted .........................................     1,129,333                     $  1.00-2.12
Granted .........................................                    1,062,500      $       4.75
Exercised .......................................            --             --
Expired .........................................      (500,000)            --
Retired .........................................            --             --
Outstanding at April 30, 1997 and 1998 ..........
                                                      ---------      ---------
                                                        801,633      1,687,500
                                                      =========      =========

                             SALEX HOLDINGS CORP.

10. STOCK BASED COMPENSATION  -- (Continued)

     The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has adopted the disclosure only provisions of SFAS 123 "Accounting for Stock Based Compensation". Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the Company's option plans been determined based on fair value at the grant date for the awards consistent with the provisions of SAS 123, the Company's net loss and net loss per share would have been increased by $515,547 and $.05 for the year ended April 30, 1997 and not effected for the fiscal year ended April 30, 1998.

     The fair value of each option grant is estimated based on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants: No dividend yield; expected volatility of .87%; risk free interest rate of 6%; and expected lives of 3 years.

11. CONSULTING AGREEMENT

     In May 1997, the Company entered into a consulting agreement with Meadows Management ("Meadows") for a two year period at $2,000 per week. In addition to the fee arrangement, Meadows received 25,000 shares of Series C Preferred Stock for $1.00 per share, each of which are convertible into 100 shares of common stock. The Company attributed a value of $425,000 to the stock, with the excess of $400,000 over the amount paid recorded as prepaid compensation. Subsequently, in December 1997, the Company terminated the arrangement because of its belief of non performance by Meadows. Any remaining prepaid compensation related to the stock was written off to expense upon termination. The Company has been attempting to get the stock back from Meadows.

12. SUBSEQUENT RELATED PARTY TRANSACTIONS

Sale of Building

     On December 23, 1998, the Company entered into a real estate purchase agreement ("Purchase Agreement") by and among the Company, Salvatore Crimi and Sun Associates, LLC ("Sun"), a company controlled by Betty Sun, (as record title holder) who is the wife of Pershing Sun a director of the Registrant. The Company has agreed to sell the property for $1,100,000. A portion of the proceeds was used to pay the mortgage securing the property. The balance was used for working capital. Simultaneously with this sale the Company and Sun entered into a lease agreement (the "Lease Agreement") pursuant to which Sun leased the property to the Company. The annual basic rent for the period December 31, 1998 ending December 31, 1999 is $168,000. Annual rent increases will not be greater than $8,985 per year. The Company has a repurchase option (the "Option") to repurchase the property up to June 23, 1999 for $1,155,000 net of Sun Associates' transaction costs, based on the Company being in compliance with certain covenants. The Option provides that if Sun Associates sells the property prior to December 31, 1999, 50% of the profits go to the Company based on the Company being in compliance with certain covenants.

                                   PART III


Item 10. Directors and Executive Officers of the Company


     The following table sets forth certain information concerning each nominee for the office of Director, each Director and each executive officer of the
Company:

             Name                 Age                       Position
             ----                 ---                       --------
Salvatore Crimi ..............    73     Chief Executive Officer and Chairman of the Board
                                         of Directors

Pershing Sun .................    55     President and Director

Angelo Crimi .................    46     Secretary and Director

Franklin Pinter ..............    48     Director

Syd Mandelbaum ...............    48     Director

Francis Fitzpatrick ..........    57     Director

     Salvatore Crimi has served as the Chairman of the Board of Directors and Chief Executive Officer of the Company since September 18, 1996. From 1974 to 1996 Mr. Crimi served as Chairman of the Board and Chief Executive Officer of Salex Holding Corporation a corporate entity separate and distinct from the Company (the "Prior Company"). He is the father of Angelo Crimi, Secretary of the Company.

     Pershing Sun has served as a Director of the Company and Chief Information Officer of the Company since September 18, 1996. In March 1998, Mr. Sun was also appointed President of the Company. From September 1996, until March 1998, Mr. Sun served as Senior Vice President of the Company. From 1991 to 1996 Mr. Sun served as Chief Information Officer of the Prior Company.

     Angelo Crimi has served as Secretary of the Company since September 18, 1996. From September 1996 until March 1998. Mr. Crimi was Vice President of the Company and from September 1996 until June 1998, Mr. Crimi was a Director of the Company. From 1995 to September 1996 Mr Crimi served as President of the Prior Company. Mr. Crimi is the son of Salvatore Crimi.

     Franklin T. Pinter has served as a Director of the Company since January 7, 1997. From 1984 to the present Mr. Pinter has served as a Financial Consultant and Estate Planner with the firms of Merrill Lynch and Arnone, Lowth & Fanning.

     Francis Fitzpatrick has served as a Director of the Company since September 18, 1996. Mr. Fitzpatrick has served as a Vice President of Fitzpatrick Brothers Corporation, an auto collision repair facility, since 1982.

     Syd Mandelbaum has served as a Director of the Company since December 29, 1997. Mr. Mandelbaum has been an account executive for Toshiba American Medical Systems since 1997. From 1993 to 1997 Mr. Mandelbaum served as a laser flow cytometry specialist with the Coulter Corporation. Form 1990 to 1993 Mr. Mandelbaum was a Vice President of Cell Measurement Systems for Imager Instrumentation.


                               FILING DISCLOSURE

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and the rules thereunder require officers and directors of companies with securities registered under the Exchange Act and persons who own more than 10% of such companies' common stock to file reports of ownership and changes in the ownership with the Securities and Exchange Commission and to furnish the Company with copies.

     Based upon its review of the copies of such forms received by it, or written representation from certain reporting persons, the Company believes that, during the last fiscal year, all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with.

                                     III-1

Item 11. Executive Compensation

     The following table sets forth the cash and non-cash compensation awarded to or earned by the Chief Executive Officer during fiscal years ended April 30, 1998 and 1997, and the most highly compensated executive officers of the Company earning at least $100,000 per year during fiscal year ended April 30, 1998.

                          SUMMARY COMPENSATION TABLE

                                                        Annual Compensation              Long-Term Compensation
                                               --------------------------------------   -----------------------
                                                                                                 Awards
                                                                          Other                Securities
                                    Fiscal                               Annual                Underlying
    Name & Principal Position        Year            Salary           Compensation           Options/SAR's
    -------------------------        ----            ------           ------------           -------------
                                                      ($)                  ($)                      (#)
Salvatore Crimi,
Chairman of the Board and            1998          $ 140,000(1)         $ 10,072(3)                --
Chief Executive Officer .........    1997          $  95,866(2)         $ 12,214(4)             79,610
Pershing Sun,                        1998          $ 120,000(5)         $  8,449(6)                --
President .......................    1997          $  66,365(2)         $ 12,299(7)                --
Angelo Crimi,                        1998          $ 100,000(8)         $ 11,477(9)                --
Secretary .......................    1997          $  67,654(2)         $ 11,782(10)               --

------------
 (1) Includes $47,946 representing accrued but unpaid salary.

 (2) Includes the compensation earned prior to the acquisition by the Company of the prior Company on Sepember 18, 1996.

 (3) Includes $6,110 representing car and commuting allowance and $3,962 representing the value of certain health insurance benefits provided by the Company.

 (4) Includes $7,041 representing car and commuting allowance and $5,173 representing the value of certain health insurance benefits provided by the Company.

 (5) Includes $34,615 representing accrued but unpaid salary.

 (6) Includes $4,207 representing car and commuting allowances and $4,242 representing the value of certain health insurance benefits provided by the Company.

 (7) Includes $4,750 representing car and commuting allowances and $7,549 representing the value of certain health insurance benefits provided by the Company.

 (8) Includes $21,154 representing accrued but unpaid salary.

 (9) Includes $5,212 representing car and commuting allowances and $6,264 representing the value of certain health insurance benefits provided by the Company.

(10) Includes $5,686 representing car and commuting allowances and $6,096 representing the value of certain health insurance benefits provided by the Company.

               AGGREGATED OPTIONS EXERCISED IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUE*

                            Number of Securities         Value of Unexercised
                           Underlying Unexercised            In-the-Money
                         Options at Fiscal Year-End  Options at Fiscal Year-End
                                     (#)                       ($)(1)
       Name              Exercisable/Unexercisable   Exercisable/Unexercisable
       ----              -------------------------   -------------------------
Salvatore Crimi .........   31,844      47,766            --          --
Pershing Sun ............   15,190      22,706            --          --
Angelo Crimi ............       --          --            --          --

------------
(1) Calculated based on the average closing bid and ask prices as quoted the OTC Bulletin Board for the last business day of the fiscal year ($.017 per share) less the exercise price payable for such shares.

                                     III-2

Directors' Compensation

     Directors of the Company receive compensation for serving on the Board of Directors or any of its committees. Each non-employee director also receives options, as a formula grant, to purchase 5,000 shares of Common Stock at an exercise price equal to their market value on the first trading day of each May.

Employment Contracts and Termination of Employment and Change-In-Control Agreements


Salvatore Crimi

     On April 24, 1998 the Company entered into a new employment agreement with Salvatore Crimi, for the fiscal year ending April 30, 1999. Mr. Crimi's employment agreement provides for his appointment as Chief Executive Officer for a one year term which ends on April 30, 1999. The term is automatically extended for additional one-year periods unless either party gives written notice to the other of its desire not to renew such term which notice must be given no later than ninety (90) days prior to the end of each term on any such renewal. The agreement provides that Mr. Crimi receive an annual base salary at the rate of $75,000. The agreement provides that the Company reserves the right to adjust Mr. Crimi's salary during the term of the agreement. To demonstrate his commitment to the Company during the fiscal year ended April 30, 1997, Mr. Crimi reduced his base salary approximately 31.52% from $140,000 to $95,866.

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

Pershing Sun

     On April 24, 1998, the Company entered into a new employment agreement with Pershing Sun, for the fiscal year ending April 30, 1999. Mr. Sun's employment agreement provides for his appointment as President of the Company for a one year term, which ends on April 30, 1999. The term is automatically extended for additional one (1) year periods unless either party gives written notice to the other of its desire not to renew such term which notice must be given no later than ninety (90) days prior to the end of each term on any such renewal. The agreement provides that Mr. Sun received an annual base salary at the rate of $75,000. The agreement provides that the Company reserves the right to adjust Mr. Sun's salary during the term of the agreement. To demonstrate his commitment to the Company during the fiscal year ended April 30, 1997, Mr. Sun reduced his base salary approximately 44.47% from $120,000 to $66,635.

     In the event that the Company terminates Mr. Sun's employment, other than for cause, or Mr. Sun terminates his employment as a result of a breach by the Company of the agreement, Mr. Sun will be paid severance compensation equal to his annual base salary (at the rate payable at the time of such termination) and accrued benefits plus an amount equal to the lesser of one year's full base salary (as in effect at the time of such termination) and any other amounts owed to him under the agreement or the full base (as in effect at the time of such termination) and any other amounts that would have been payable to Mr. Sun from the date of termination


                                     III-3
through the original stated expiration date of the employment agreement. In the event that the Company terminates Mr. Sun's employment for cause or Mr. Sun shall terminate his employment for reasons other than a breach of the agreement by the Company, the Company shall pay Mr. Sun his full base salary and accrued benefits through the date of termination at the rate in effect at the time notice of termination is given. For a period of two years following termination of Mr. Sun's employment for any reason (other than a termination by the Company without cause) Mr. Sun cannot perform services for or have an equity interest in (except for an interest of 2% of less in an entity which is engaged in a competitive business and which is publicly traded) any competitive business. In addition, the Agreement provides that for the two year period following termination of Mr. Sun's employment for any reason, with or without cause, Mr. Sun cannot, directly or indirectly (including without limitation, as owner employee, agent consultant or independent contractor) provide or solicit services of the type provided by the Company to any of its existing customers or potential customers with which or with whom the Company has negotiated within the twelve months preceding the date of termination of Mr. Sun's employment.

Angelo Crimi

     On April 24, 1998 the Company entered into a new employment agreement with Angelo Crimi for the fiscal year ending April 30, 1999. Mr. Crimi's employment agreement provides for his appointment as Secretary of the Company for a one year term, which ends on April 30, 1999. The term is automatically extended for additional one (1) year periods until Mr. Crimi's death, unless either party gives written notice to the other of its desire not to renew such term which notice must be given no later than ninety (90) days prior to the end of each term on any such renewal. The agreement provides that Mr. Crimi receive an annual base salary at the rate of $75,000. The agreement further provides that the Company reserves the right to adjust Mr. Crimi's salary during the term of the agreement. To demonstrate his commitment to the Company during fiscal year ended April 30, 1997, Mr. Crimi reduced his base salary approximately 32.35% from $100,000 to $67,654.

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


Item 12. Security Ownership of Management and Certain Beneficial Owners (1)

     The following table sets forth certain information, as of December 4, 1998, regarding the beneficial ownership of the Company's Common Stock by: (i) each shareholder known by the Company to be the beneficial owner of more than five percent of the outstanding shares of the Company's Common Stock; (ii) each Director of the Company and nominees for director; (iii) each Named Executive Officer (as hereinafter defined) of the Company; and (iv) all Directors, nominees and executive officers of the Company as a group.


                                     III-4

                                                            Amount and Nature of          Percent of
        Name and Address of Beneficial Owner              Beneficial Owner (2) (3)       Class (2) (3)
        ------------------------------------              ------------------------       -------------
Salvatore Crimi Family Limited Partnership .........              1,631,696                   12.55
c/o Salex Holding Corporation
  50 Laser Court
  Hauppauge, New York 11788

Meadows Management, LLC ............................              1,250,000(4)(5)              8.77
1500 Hempstead Turnpike
East Meadow, New York 11554

Dr. Robert Cohen ...................................              1,250,000(4)(5)(6)           8.77
1500 Hempstead Turnpike
East Meadow, New York 11554

Dr. Alan Cohen .....................................              1,250,000(4)(5)(7)           8.77
1500 Hempstead Turnpike
East Meadow, New York 11554

Guardian Angel Management, Ltd. ....................              1,250,000(4)(5)(8)           8.77
147 Redpoll Circle
North Hills, New York 11577

Jonathan Pratt .....................................              1,250,000(4)(5)(9)           8.77
147 Redpoll Circle
North Hills, New York 11577

Pershing Sun .......................................              1,299,449(10)                9.98
c/o Salex Holding Corporation
  50 Laser Court
  Hauppauge, New York 11788

Salvatore Crimi ....................................              1,091,483(11)                8.38
c/o Salex Holding Corporation
  50 Laser Court
  Hauppauge, New York 11788

Franklin Pinter ....................................                125,000(12)                   *

Francis Fitzpatrick ................................                 54,516(13)                   *

Angelo Crimi .......................................                     --                      --

Syd Mandelbaum .....................................                     --                      --

All directors, and executive officers as a group (6
 persons) ..........................................              2,570,448                   15.93

------------
* Less than one percent (1%)

(1) These tables are based upon information supplied by Schedules 13D and 13G, if any, filed with the Securities and Exchange Commission (the "SEC"). Unless otherwise indicated in the footnotes to the table and subject to the community property laws where applicable, each of the shareholders named in this table has sole voting and investment power with respect to the shares shown as beneficially owned by him. Applicable percentage of ownership is based on 13,004,770 shares of Common Stock, which were outstanding on December 4, 1998.

(2) Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of Common Stock subject to options or preferred stock held by that person that are currently exercisable or convertible

                                     III-5
     within 60 days of December 4, 1998 are deemed outstanding. To the Company's knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

 (3) In calculating the percent of the outstanding shares of Common Stock, all shares issuable on exercise of stock options or conversion of preferred stock held by the particular beneficial owner that are included in the column to the left of this column are deemed to be outstanding.

 (4) Represents shares of Common Stock to be acquired upon the conversion of 12,500 shares of Series C Preferred Stock.

 (5) At the annual meeting of shareholders, Meadows Management, LLC ("Meadows"), of which Dr. Robert Cohen and Dr. Alan Cohen are managing members, and Guardian Angel Management, LTD ("Guardian Angel"), of which Jonathan Pratt is the sole shareholder, intend to vote together on all matters presented as such meeting. In the aggregate this group beneficially owns 2,500,000 shares.

 (6) This amount includes all of the shares beneficially owned by Meadows. Dr. Robert Cohen, a managing member of Meadows, has shared voting power and shared investment power. Dr. Robert Cohen disclaims beneficial ownership of such shares.

 (7) This amount includes all of the shares beneficially owned by Meadows. Dr. Alan Cohen, a managing member of Meadows, has shared voting power and shared investment power. Dr. Alan Cohen disclaims beneficial ownership of such shares.

 (8) The Company intends to challenge the validity of the transfer of 12,500 shares of Series C Preferred Stock from Meadows to Guardian Angel of which Jonathan Pratt is the sole shareholder

 (9) This amount includes all of the shares beneficially owned by Guardian Angel. Jonathan Pratt disclaims beneficial ownership of such shares.

(10) Includes 15,190 shares which may be acquired upon the exercise options which will be exercisable within 60 days. Does not include 22,706 shares underlying options with are not exercisable within 60 days.

(11) Includes 31,844 shares which may be acquired upon exercise of options which will be exercisable within 60 days. Does not include 47,766 shares underlying option with are not exercisable within 60 days

(12) Includes warrants to purchase 25,000 shares of Common Stock.

(13) Includes 956 shares which may be acquired upon the exercise of options which will be exercisable within 60 days. Does not include 1,435 shares underlying options which are not exercisable within 60 days.


                                     III-6

Item 13. Certain Relationships and Related Transactions

     On November 12, 1998, the Registrant and Betty Sun agreed to enter into a new consulting agreement whereby Betty Sun shall serve as a consultant to the Registrant for a term of one year (which term is deemed to have commenced on June 20, 1998). Ms. Sun shall be compensated for her services at the annual rate of $75,000, payable in biweekly installments, except that the portion of Ms. Sun's compensation which relates to the services rendered by Ms. Sun from June 20, 1998 to the date of the Cancellation Agreement is payable to Ms. Sun in a single cash payment.

     On September 18, 1996, the Company retired 1,453,600 shares of Common Stock purchased by the Company from Mr. Crimi for a purchase price of $2,000,000. As payment for this obligation, the Company and Mr. Crimi agreed to offset the amount owed Mr. Crimi against certain loans made by the Company to Mr. Crimi totaling $1,004,212. In addition, the Company assumed a note payable (the "Note") by Mr. Crimi to a former shareholder of the Company in the amount of $995,788. The Note bears interest at the rate of 10.5% per annum. Payments of $55,086 (representing principal plus accured interest) are payable on a quarterly basis. Mr. Crimi is the Chairman of the Board of Directors and Chief Executive Officer of the Company. As of January 4, 1999, the outstanding amount owed under the Note is $561,591.


  Sale of Registrant's Executive Offices

     On December 23, 1998, the Registrant entered into a real estate purchase agreement ("Purchase Agreement") by and among the Registrant, Salvatore Crimi and Sun Associates, LLC ("Sun Associates"), a limited liability company controlled by Betty Sun, (as record title holder) who is the wife of Perishing Sun a director of the Registrant. Pursuant to the terms of the Purchase Agreement, the Registrant and Salvatore Crimi agreed to sell to Sun Associates certain property located in Hauppauge New York which is improved with the Registrant's executive offices containing approximately 12,000 square feet of space and a surface parking lot (the "Property"). The purchase price for the Property was $1,100,000. Mr. Crimi was not personally entitled to any portion of the proceeds for the sale of the Property and was only involved in the transaction to the extent that certain title issues required his involvement. Of the proceeds received by the Registrant $782,325.74 was used to pay the mortgage securing the Property. The balance of the proceeds was used for working capital by the Registrant. Simultaneously with the sale of the Property, the Registrant and Sun Associates entered into a lease agreement (the "Lease Agreement") pursuant to which Sun Associates leased the property to the Registrant. Under the lease agreement, the annual basic rent for the Property during the period commencing December 31, 1998 and ending on December 31, 1999 is $168,000. Such annual basic rent increases, by an amount not greater than $8,985 during each year of the term of the Lease Agreement. As part of the Lease Agreement, the Registrant and Sun Associates entered into a repurchase option agreement (the "Option Agreement") which provides that the Registrant may repurchase the property at any time prior to June 23, 1999 at a purchase price of $1,155,000, net of Sun Associates' transaction costs, provided that the Registrant is not in default under the Lease Agreement. The Lease Agreement further provides that if Sun Associates sells the Property prior to the December 31, 1999 then 50% of the profits resulting from the sale will be paid to the Registrant provided that the Registrant is not in default under the Lease Agreement.

Item 14. Exhibits and Reports on Form 8-K

Exhibits
--------
Exhibit 3.1      Registrant's Certificate of Incorporation as amended to date -- incorporated by reference to Exhibit 3 (a) to the Registrant's Registration Statement on Form
                 SB-2, File No. 33-75162.

Exhibit 3.2*     Amendment to Registrant Certificate of Incorporation -- increasing the total number of shares of authorized capital stock of the Registrant.

Exhibit 3.3*     Amendment to Registrant's Certificate of Incorporation changing the name of
                 Registrant to Salex Holding Corporation.

Exhibit 3.4      Certificate and Agreement and Plan of Merger -- incorporated by reference to
                 Exhibit 3 (b) to Registrant's Registration Statement on Form SB-2, File No.
                 33-75162.

                                      III-7

Exhibit 3.5       Registrant's Bylaws -- incorporated by reference to Exhibit 3 (c) to the Registrant's
                  Registration Statement on Form SB-2, File No. 33-75162.

Exhibit 4.1       Specimen of Common Stock Certificate. Incorporated by reference to Exhibit 4.1 to the Registrant's Form 10-K filed on November 26, 1997.

Exhibit 4.2       Certificate of Designation of the Registrant's Series A Preferred Stock. Incorporated
                  by reference to Exhibit 4.2 to the Registrant's Form 10-K filed on November 26,
                  1997.

Exhibit 4.3       Certificate of Designation of the Registrant's Series B Preferred Stock. Incorporated
                  by reference to Exhibit 4.3 to the Registrant's Form 10-K filed on November 26,
                  1997.

Exhibit 4.4       Certificate of Designation of the Registrant's Series C Preferred Stock --
                  Incorporated by reference to Exhibit 4 to the Registrant's 8-K filed on June 17,
                  1997.

Exhibit 10.1      Amended and Restated Merger Agreement, dated as of September l9, 1996, by and among the company, the Subsidiary, Salex, the Salex Subsidiaries, the Salex
                  Stockholders, Thomas M. Swartwood and T. Marshall Swartwood, Incorporated by
                  reference to Exhibit 10.1 to the Registrant's report on Form 8-K filed on September
                  19, 1996.

Exhibit 10.2      List of Omitted Schedules/Exhibits to Merger Agreement. Incorporated by reference to Exhibit 10.2 to the Registrant's report from Form 8-K filed on September 19,
                  1996.

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

                                      III-8

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

Exhibit 10.13      Form of Registration Rights Agreement among each of the Salex Stockholders and the Company dated September 18, 1996. Incorporated by reference to Exhibit 10.13 to the Registrant's report on Form 8-K filed on September 19, 1996.

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

Exhibit 10.17      Form of Subscription Agreement dated as of June 2, 1997, between Registrant and
                   Meadows Management LLC. Incorporated by reference to Exhibit 2 to the
                   Registrant's report on Form 8-K filed on June 17, 1997.

Exhibit 10.18      Form of Registration Rights Agreement between Registrant and Meadows
                   Management LLC dated as of June 2, 1997. Incorporated by Reference to Exhibit 3
                   to the Registrant's Form 8-K filed on June 17, 1997.

Exhibit 10.19*     Cancellation Agreement dated as of October 26, 1998 by and among Pershing Sun,
                   Betty Sun, Hillcrest Holdings, LLC, Salvatore Crimi and Angelo Crimi.
                   Incorporated by Reference to Exhibit 99.1 to the Registrant's Form 8-K filed on
                   November 18, 1998.

Exhibit 10.20*     Real Estate Purchase Agreement dated as of December 23, 1998 by and among the
                   Registrant, Salvatore Crimi, and Sun Associates, LLC.

Exhibit 10.21*     Lease Agreement dated as of December 23, 1998 by and among the Registrant and
                   Sun Associates, LLC.

Exhibit 11         Statement re computation of per share earnings.

Exhibit 27*        Financial data schedule.

------------
*Filed herewith

     (b) REPORTS ON FORM 8-K No reports on Form 8-K were filed during the fourth quarter of fiscal year ended April 30, 1998.

                                     III-9

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.



                                        SALEX HOLDING CORPORATION


                                               /s/ Salvatore Crimi
                                      ---------------------------------------
                                                 Salvatore Crimi
                                       Chairman of the Board of Directors
                                         and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signatures                              Title                               Date
       ----------                              -----                               ----
   /s/ Salvatore Crimi         Chairman of the Board of Directors and Chief    January 7, 1999
 -----------------------       Executive Officer
     Salvatore Crimi


    /s/ Pershing Sun           President and Director                          January 7, 1999
 -----------------------
      Pershing Sun


    /s/Angelo Crimi            Secretary and Director                          January 7, 1999
 -----------------------
      Angelo Crimi


  /s/ Franklin Pinter          Director                                        January 7, 1999
 -----------------------
     Franklin Pinter


 /s/ Francis Fitzpatrick       Director                                        January 7, 1999
 -----------------------
   Francis Fitzpatrick


   /s/ Syd Mandelbaum          Director                                        January 7, 1999
 -----------------------
     Syd Mandelbaum


                                     III-10

                                 EXHIBIT INDEX

Exhibit No.        Description                                                                                   Page
------------       -----------                                                                                   ----
Exhibit 3.1       Registrant's Certificate of Incorporation as amended to date -- incorporated by reference to Exhibit 3 (a) to the Registrant's Registration Statement on Form
                  SB-2, File No. 33-75162.

Exhibit 3.2*      Amendment to Registrant Certificate of Incorporation -- increasing the total number of shares of authorized capital stock of the Registrant.

Exhibit 3.3*      Amendment to Registrant's Certificate of Incorporation changing the name of
                  Registrant to Salex Holding Corporation.

Exhibit 3.4       Certificate and Agreement and Plan of Merger -- incorporated by reference to
                  Exhibit 3 (b) to Registrant's Registration Statement on Form SB-2, File No.
                  33-75162.

Exhibit 3.5       Registrant's Bylaws -- incorporated by reference to Exhibit 3 (c) to the Registrant's
                  Registration Statement on Form SB-2, File No. 33-75162.

Exhibit 4.1       Specimen of Common Stock Certificate. Incorporated by reference to Exhibit 4.1 to the Registrant's Form 10-K filed on November 26, 1997.

Exhibit 4.2       Certificate of Designation of the Registrant's Series A Preferred Stock. Incorporated
                  by reference to Exhibit 4.2 to the Registrant's Form 10-K filed on November 26,
                  1997.

Exhibit 4.3       Certificate of Designation of the Registrant's Series B Preferred Stock. Incorporated
                  by reference to Exhibit 4.3 to the Registrant's Form 10-K filed on November 26,
                  1997.

Exhibit 4.4       Certificate of Designation of the Registrant's Series C Preferred Stock --
                  Incorporated by reference to Exhibit 4 to the Registrant's 8-K filed on June 17,
                  1997.

Exhibit 10.1      Amended and Restated Merger Agreement, dated as of September l9, 1996, by and among the company, the Subsidiary, Salex, the Salex Subsidiaries, the Salex
                  Stockholders, Thomas M. Swartwood and T. Marshall Swartwood, Incorporated by
                  reference to Exhibit 10.1 to the Registrant's report on Form 8-K filed on September
                  19, 1996.

Exhibit 10.2      List of Omitted Schedules/Exhibits to Merger Agreement. Incorporated by reference to Exhibit 10.2 to the Registrant's report from Form 8-K filed on September 19,
                  1996.

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

Exhibit No.       Description                                                                                   Page
------------      -----------                                                                                   ----

Exhibit 10.12     Stock Option Agreement among Salex Stockholders and the Company dated
                  September 18, 1996. Incorporated by reference to Exhibit 10.12 to the Registrant's report on Form 8-K filed on September 19, 1996.

Exhibit 10.13     Form of Registration Rights Agreement among each of the Salex Stockholders and the Company dated September 18, 1996. Incorporated by reference to Exhibit 10.13 to the Registrant's report on Form 8-K filed on September 19, 1996.

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

Exhibit 10.17     Form of Subscription Agreement dated as of June 2, 1997, between Registrant and
                  Meadows Management LLC. Incorporated by reference to Exhibit 2 to the
                  Registrant's report on Form 8-K filed on June 17, 1997.

Exhibit 10.18     Form of Registration Rights Agreement between Registrant and Meadows
                  Management LLC dated as of June 2, 1997. Incorporated by Reference to Exhibit 3
                  to the Registrant's Form 8-K filed on June 17, 1997.

Exhibit 10.19*    Cancellation Agreement dated as of October 26, 1998 by and among Pershing Sun,
                  Betty Sun, Hillcrest Holdings, LLC, Salvatore Crimi and Angelo Crimi.
                  Incorporated by Reference to Exhibit 99.1 to the Registrant's Form 8-K filed on
                  November 18, 1998.

Exhibit 10.20*    Real Estate Purchase Agreement dated as of December 23, 1998 by and among the
                  Registrant, Salvatore Crimi, and Sun Associates, LLC.

Exhibit 10.21*    Lease Agreement dated as of December 23, 1998 by and among the Registrant and
                  Sun Associates, LLC.

Exhibit 11        Statement re computation of per share earnings.

Exhibit 27*       Financial data schedule.

------------
*Filed herewith