Form 10QSB
period 1998-07-31
SALEX HOLDING CORP /DE/
filed 1999-04-23
CIK 918963

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the three months ended July 31, 1998

                        Commission File Number 001-12856

                            SALEX HOLDING CORPORATION
                ------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

Delaware                                                               421358036
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

50 Laser Court
PO Box 18029
Hauppauge, New York .......................................................11788
(Address of principal executive offices) ............................ (Zip Code)

                                 (516) 436-5000
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes | | No |X|

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: April 11, 1999 -

        15,964,500 shares of common stock, $.01 par value. 1,000 Shares of Series B Convertible Preferred Stock, $.01 par value 25,000 Shares of Series C Preferred Stock, $.01 par value

        Transitional Small Business Disclosure Format (check one): Yes | |No |X|

                          PART I FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS


                            SALEX HOLDING CORPORATION
                         AND SUBSIDIARIES AND AFFILIATE
                         CONDENSED COMBINED CONSOLIDATED
                                 BALANCE SHEETS



                                                            July 31,   April 30,
                                                              1998       1998
ASSETS
     Current Assets:
          Cash                                            $  127,285   $   55,774
          Accounts Receivable, net                         3,046,799    3,347,504
          Prepaid expenses and other current assets           59,666       97,824
                                                          ----------   ----------
     Total Current Assets                                  3,233,750    3,501,102
                                                          ----------   ----------
     Property and Equipment, net                           1,585,788    1,620,430
                                                          ----------   ----------
     Other Noncurrent Assets:
          Goodwill, net                                    1,088,750    1,113,125
          Noncompetition and consulting agreement, net        61,667       86,667
          Other assets                                        32,321       32,321
                                                          ----------   ----------
     Total Other Noncurrent Assets                         1,182,738    1,232,113

TOTAL ASSETS                                              $6,002,276   $6,353,645
                                                          ==========   ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
     Current Liabilities:
          Bank overdraft                                  $  861,163   $  856,365
          Note payable - finance company                   1,106,073    1,728,294
          Accounts payable                                 4,081,853    3,594,490
          Accrued expenses and other                         381,371      437,006
          Current portion of long-term debt                1,053,624    1,018,589
                                                          ----------   ----------
     Total Current Liabilities                             7,484,084    7,634,744
                                                          ----------   ----------
     Long-Term Debt & Capital Lease Obligations              493,395      556,280
     Deferred income taxes                                    10,000       10,000
                                                          ----------   ----------

TOTAL LIABILITIES                                          7,987,479    8,201,024
                                                          ==========   ==========

     Stockholders' (Deficit) Equity:
        Preferred stock-series A, $.01 par value-shares      110,608      110,608
          authorized 20,000, issued and outstanding
          1,625 (liquidation preference $100 per share)
        Preferred stock-series C, $.01 par value-shares          250          250
          authorized, issued and outstanding 25,000
        Common stock, $.01 par value-shares                  130,048      130,048
          authorized 39,000,000, issued and
          outstanding 13,004,770
        Additional Paid-In Capital                         4,514,527    4,514,527
        Accumulated deficit & proprietor's
          capital deficiency                              (6,240,636)  (6,102,812)
        Less: Note receivable                               (500,000)    (500,000)

     Total stockholders (deficit) equity                  (1,985,203)  (1,847,379)
                                                         -----------  -----------

LIABILITIES AND STOCKHOLDERS' DEFICIT                    $ 6,002,276  $ 6,353,645
                                                         ===========  ===========



                            SALEX HOLDING CORPORATION
                         AND SUBSIDIARIES AND AFFILIATE
                         CONDENSED COMBINED CONSOLIDATED
                             STATEMENT OF OPERATIONS


                                                   Three Months    Three Months
                                                      Ended            Ended
                                                     7/31/98          7/31/97
                                                     -------          -------

Net Sales                                         $  5,503,065     $  5,379,799
Cost of Sales                                        4,540,810        4,314,277
                                                  ------------     ------------
Gross Profits                                          962,255        1,065,522
Selling, General & Administrative Expenses           1,000,032        1,137,145
                                                  ------------     ------------
Loss from Operations                                   (37,777)         (71,623)
Interest Expense, Net                                  100,047           61,752
                                                  ------------     ------------
Net Loss                                          $   (137,824)    $   (133,375)
                                                  ============     ============
Basic Net Loss per Share of Common Stock                  0.01             0.01
                                                  ============     ============
Weighted Average Common Shares                      13,004,770       11,246,366
                                                  ============     ============
Outstanding


                            SALEX HOLDING CORPORATION
                         AND SUBSIDIARIES AND AFFILIATES
                         CONDENSED COMBINED CONSOLIDATED
                             STATEMENT OF CASH FLOWS



                                                         Three          Three
                                                     Months Ended   Months Ended
                                                        7/31/98        7/31/97
                                                        -------        -------

CASH FLOWS FROM OPERATING
ACTIVITIES:

   Net loss                                              $(137,824)   $(133,375)

  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

      Depreciation and amortization                         84,017       84,045

  Increase (decrease) in cash flows from
     changes in operating assets and
     liabilities:
      Accounts receivable                                  300,705      362,469
      Prepaid expenses and other current assets             38,158       33,629
      Accounts payable                                     487,363     (236,386)
      Accrued expenses and other current liabilities       (55,635)    (134,962)
                                                         ---------    ---------
Net cash provided by (used in) operating activities        716,784      (24,580)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING
ACTIVITIES:
                                                              --        (21,724)
  Capital expenditures, net
                                                         ---------    ---------
Net cash provided by (used in) investing activities              0      (21,724)
                                                         =========    =========

CASH FLOWS FROM FINANCING
ACTIVITIES:
  Change in bank overdraft                                   4,798      397,798
  Net proceeds from (repayments of) note payable-         (622,221)    (221,329)
    finance company
  Principal payments on long-term debt                     (23,490)     (69,809)
  Payments on capital lease obligations                     (4,360)     (15,244)
  Payments on mortgage obligation                             --        (18,000)
  Payment of promissory note-Bank                             --         (8,107)
  Net proceeds from issuance of preferred stock                250
                                                         ---------    ---------
Net cash provided by (used in) financing activities       (645,273)      65,559
                                                         =========    =========

Net increase (decrease) in cash                             71,511       19,255
Cash, at beginning of period                                55,774      125,769
                                                         ---------    ---------
Cash, at end of period                                   $ 127,285    $ 145,024
                                                         =========    =========


                           SALEX HOLDING CORPORATION
                         AND SUBSIDIARIES AND AFFILIATE
               NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL
                                   STATEMENTS

         The accompanying consolidated financial statements as of July 31, 1998 and for the three months ended July 31, 1997 have not been audited by independent auditors, but in the opinion of management, such unaudited statements include all adjustments consisting of normal recurring accurals necessary for a fair presentation of the financial position, the results of operations and cash flows for the three months ended July 31, 1998.

         The consolidated financial statements should be read in conjunction with the financial statements and related notes concerning the Company's accounting policies and other matters contained in the Company's annual report on Form 10-K. The results for the three months ended July 31, 1998 are not necessarily indicative of the results for the full year ending April 30, 1998.

ITEM 2  MANAGEMENT'S DISCUSSION AND  ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

         Three months ended July 31, 1998 compared to three months ended July 31, 1997.

         For the three months ended July 31, 1998 compared to the three months ended July 31, 1997 net sales of $5.50 million increased by $ .12 million, or 2.3% from the comparable prior year level of $5.38 million. This increase was primarily in the areas of the Company's core operations with sales shifting marginally between the various components of such operations

         The Company's gross margin decreased to 17.5% as compared to the prior year level of 19.8%. This 2.3% reduction of margin was attributable to an incremental shift of business into those areas of the Company's operations which yield lower gross margins, such as mechanical repairs as well as an industry wide competitive decline in the margins earned for glass replacement services.

         Selling, general and administrative expenses decreased by $ 137,113 from the previous year. This decrease of 12.1% was primarily attributable to payroll decreasing by $ 85,168 as a result of voluntary reductions in executive and management compensation of $13,255 and sales compensation of $62,781 representing 12.2% and 69.6% respectively. Additionally, the company's work force has been reduced by 13.5%. Such a reduction had a corresponding effect on the Company's other administrative expenses which decreased $51,945.

         Interest expense of $100,047 was an increase of $38,295 from the previous year. This increase of 62.01% was primarily due to increased charges on the mortgage which had been in default.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Net cash flows provided in operating activities were $716,784 for the three months ended July 31, 1998 compared with $24,580 used in operating activities for the comparable prior year period. This increase resulted from changes in accounts receivable, prepaid expenses and accounts payable which were partially offset of decreases in accrued expenses.

         No cash flows were used in or provided from investing activities for the three months ended July 31, 1998.

         Net cash used in financing activities was $645,273 for the three months ended July 31, 1998 compared with $65,559 provided in the comparable prior year period. This was primarily due to the repayment of a note payable to a finance company of $622,221, principal payment on long-term debt of $23,490, payments on capital lese obligations of $4,360 and was partially offset by an increase in our bank overdraft.

         The Company has negative working capital and has limited availability under its existing credit facility and will need additional capital to have sufficient liquidity to meet its working capital needs for the foreseeable future. Subsequent to this period the Company has entered into a sale and leaseback of its building to help provide additional liquidity.


PART 2.  OTHER INFORMATION

            ITEM 1  LEGAL PROCEEDINGS

                         Not applicable.

            ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS.

                         Not applicable


            ITEM 3   DEFAULTS UPON SENIOR SECURITIES

                         Not applicable

             ITEM 4  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

                         Not applicable

             ITEM 5  OTHER INFORMATION

                         Not applicable

            ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

                    (a)  EXHIBITS

                          Exhibit 11   Not applicable.

                          Exhibit 27   Financial data schedule.


                    (b)  REPORTS ON FORM 8-K

                         Not applicable

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SALEX HOLDING CORPORATION

April 23, 1999                                By: /s/ Salvatore Crimi

                                              -------------------------------
                                              Salvatore Crimi
                                              Chief Executive Officer


April 23, 1999                                By: /s/ Jerry M. Klienberg

                                              -------------------------------
                                              Jerry M.  Klienberg
                                              Principal Accounting Officer