Form 10QSB
period 1998-10-31
SALEX HOLDING CORP /DE/
filed 1999-04-29
CIK 918963

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1998

                        Commission File Number 001-12856

                            SALEX HOLDING CORPORATION
        (Exact name of small business issuer as specified in its charter)

DELAWARE                                                     42-1358036
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

50 Laser Court
PO Box 18929
Hauppauge, New York                                            11788
(Address of principal executive offices)                     (Zip Code)

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

Transitional Small Business Disclosure Format (check one):    Yes | |  No |X|

PART I. FINANCIAL INFORMATION
            ITEM 1   FINANCIAL STATEMENTS


                                                               SALEX HOLDING CORPORATION
                                                            AND SUBSIDIARIES AND AFFILIATE
                                                             CONDENSED COMBINED CONSOLIDATED
                                                                     BALANCE SHEETS

                                                            October 31, 1998   April 30, 1998
                                                            ----------------   --------------
ASSETS
     Current Assets:
          Cash                                                  $   111,118    $    55,774
          Accounts Receivable, net                                3,674,987      3,347,504
          Prepaid expenses and other current assets                  57,241         97,824
                                                                -----------    -----------
     Total Current Assets                                         3,843,346      3,501,102
                                                                -----------    -----------
     Property and Equipment, net                                  1,551,116      1,620,430
                                                                -----------    -----------
     Other Noncurrent Assets:
          Goodwill, net                                           1,064,375      1,113,125
          Noncompetition and consulting agreement, net               36,667         86,667
          Other assets                                               32,321         32,321
                                                                -----------    -----------
     Total Other Noncurrent Assets                                1,133,363      1,232,113
                                                                -----------    -----------

TOTAL ASSETS                                                    $ 6,527,825    $ 6,353,645
                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
     Current Liabilities:
          Bank overdraft                                        $   757,884    $   856,365
          Note payable - finance company                          1,786,481      1,728,294
          Accounts payable                                        4,293,295      3,594,490
          Accrued expenses and other                                517,142        437,006
          Current portion of long-term debt                         999,770      1,018,589
                                                                -----------    -----------
     Total Current Liabilities                                    8,354,572      7,634,744
                                                                -----------    -----------
     Long-Term Debt & Capital Lease Obligations                     454,951        556,280
     Deferred income taxes                                           10,000         10,000
                                                                -----------    -----------

TOTAL LIABILITIES                                                 8,819,523      8,201,024
                                                                -----------    -----------

     Stockholders' (Deficit) Equity:
        Preferred stock-series A, $.01 par value-shares             110,608        110,608
          authorized 20,000, issued and outstanding
          10,625 (liquidation preference $100 per share)
        Preferred stock-series B, $.01 par value-shares
          authorized, issued and outstanding 1,000
        Preferred stock-series C, $.01 par value-shares                 250            250
          authorized, issued and outstanding 25,000
        Common stock, $.01 par value-shares                         130,048        130,048
          authorized 10,000,000
        Additional Paid-In Capital                                4,514,527      4,514,527
        Accumulated deficit & proprietor's capital deficiency    (6,547,131)    (6,102,812)
        Less: Note receivable                                      (500,000)      (500,000)
                                                                -----------    -----------
     Total stockholders (deficit) equity                         (2,291,698)    (1,847,379)
                                                                -----------    -----------

LIABILITIES AND STOCKHOLDERS' DEFICIT                           $ 6,527,825    $ 6,353,645
                                                                ===========    ===========





                                                                      SALEX HOLDING CORPORATION
                                                                    AND SUBSIDIARIES AND AFFILIATE
                                                                CONDENSED COMBINED CONSOLIDATED
                                                                       STATEMENT OF OPERATIONS


                                                     Three Months    Three Months    Six Months     Six Months
                                                         Ended          Ended          Ended           Ended
                                                       10/31/98        10/31/97       10/31/98       10/31/97
                                                       --------        --------       --------       --------

Net Sales                                            $  5,765,819    $ 5,979,760   $ 11,268,884    $ 11,359,559

Cost of Sales                                           4,801,393      4,861,676      9,342,203       9,175,953
                                                     ------------    -----------   ------------    ------------

Gross Profit                                              964,426      1,118,084      1,926,681       2,183,606

Selling, General & Administrative Expenses              1,197,076        950,138      2,197,108       2,087,283
                                                     ------------    -----------   ------------    ------------

Loss from Operations                                     (232,650)       167,946       (270,427)         96,323

Interest Expense, Net                                      73,846         76,331        173,893         138,083
                                                     ------------    -----------   ------------    ------------

                                                     ------------    -----------   ------------    ------------
Net Income (Loss)                                    $   (306,496)   $    91,615   $   (444,320)   $    (41,760)
                                                     ============    ===========   ============    ============

Basic Net Income (Loss) per Share of  Common Stock          (0.02)          0.01          (0.03)          (0.00)
                                                     ============    ===========   ============    ============

Weighted Average Common Shares Outstanding             13,004,770     11,246,366     13,004,770      11,246,366
                                                     ============    ===========   ============    ============



                                                              SALEX HOLDING CORPORATION
                                                            AND SUBSIDIARIES AND AFFILIATE
                                                            CONDENSED COMBINED CONSOLIDATED
                                                               STATEMENT OF CASH FLOWS



                                                               Six Months   Six Months
                                                                 Ended        Ended
                                                                10/31/98     10/31/97
                                                                --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income (loss)                                        $(444,320)   $ (41,760)

     Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
      Depreciation and amortization                             168,064      168,090

     Increase (decrease) in cash flows from changes in
     operating assets and liabilities:
      Accounts receivable                                      (327,483)    (218,639)
      Prepaid expenses and other current assets                  40,583       27,827
      Accounts payable                                          698,805      489,809
      Accrued expenses and other current liabilities             80,137     (223,783)
                                                              ---------    ---------
Net cash provided by (used in) operating activities             215,786      201,544
                                                              ---------    ---------



CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures, net                                     --        (35,368)
     Increase in other assets                                      --           --
     Loan to officer, net of repayments                            --           --
                                                              ---------    ---------

Net cash provided by (used in) investing activities                   0      (35,368)
                                                              ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Change in bank overdraft                                   (98,481)      37,648
     Net proceeds from (repayments of) note payable-finance
     company                                                     58,187       77,079

     Principal payments on long-term debt                       (73,933)    (122,970)
     Payments on capital lease obligations                      (13,459)     (39,198)
     Payments on mortgage obligation                            (32,756)     (36,000)
     Payment of promissory note-Bank                               --        (16,212)
     Net proceeds from issuance of preferred stock                 --            250
                                                              ---------    ---------

Net cash provided by (used in) financing activities            (160,442)     (99,403)
                                                              ---------    ---------

Net increase (decrease) in cash                                  55,344       66,773
Cash, at beginning of period                                     55,774      125,769
                                                              ---------    ---------
Cash, at end of period                                        $ 111,118    $ 192,542
                                                              =========    =========




                           SALEX HOLDING CORPORATION.
                         AND SUBSIDIARIES AND AFFILIATE
          NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS


        The accompanying consolidated financial statements as of October 31, 1998 and for the three months ended October 31, 1997 have not been audited by independent auditors, but in the opinion of management, such unaudited statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial position, the results of operations and cash flows for the three months ended October 31, 1998.

        The consolidated financial statements should be read in conjunction with the financial statements and related notes concerning the Company's accounting policies and other matters contained in the Company's annual report on Form 10-K. The results for the three months ended October 31, 1998 a re not necessarily indicative of the results for the full year ending April 30, 1999.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        RESULTS OF OPERATIONS
        ---------------------

             Three and six months ended October 31, 1998 compared to three and six months ended October 31, 1997.

             For the three and six months ended October 31, 1998 net sales of $5.77 million and $11.27 million for the three and six months ended October 31, 1998 decreased 3.58% and .80% from $5.98 million and $11.36 million respectively in the comparable prior year periods. These decrease were in the areas of the Company's core operations with sales shifting between the various components of such operations.

             The Company's gross margin was 16.7% for the quarter as compared to 18.7% for the prior year's period or a 2.0% decrease. For the six months The Company's gross margin declined by 2.1% to 17.1% as compared to 19.2% the comparable periods in the prior year. In each instan ce the reductions of margin were attributable to an incremental shift of business into those areas of the Company's operations which yield lower gross margins, such as mechanical repairs as well as an industry

             For the three months ended October 31, 1998 Selling, general and administrative expenses increased by $246,938 over the same period from the previous year. This 26% increase was primarily attributable to a substantial increase in legal fees related to an attempted acquisi tion of The Company and subsequent litigation which was settled.

             For the six months ended October 31, 1998 Selling, general and administrative expenses increased by $109,825 over the same period from the previous year. This 5.3% increase was primarily attributable to a substantial increase in legal fees related to an attempted acquisi tion of The Company and subsequent litigation which was settled.

             For the quarter ended October 31, 1998 Interest expense of $73,846 declined 3.26% from $76,331 for the same period last year. For the six months ended October 31, 1998 Interest expense of $173,893 increased 25.9% from $138,083. This increase was primarily due to increas ed charges on the mortgage which had been in default.

        LIQUIDITY AND CAPITAL RESOURCES
        -------------------------------

             Net cash flows provided by operating activities were $215,786 for the six months ended October 31, 1998 compared with $201,544 provided by operating activities for the comparable prior year period. This increase resulted from changes in accounts payable, accrued and prepa id expenses which were partially offset by increases in accounts receivable.

             No cash flows were used in or provided from investing activities for the six months ended October 31, 1998.

             Net cash used in financing activities was $160,442 for the six months ended October 31, 1998 compared with $99,402 used in the comparable prior year period. This was primarily due to the increase in the bank overdraft of $98,481, principal payments of long term debt of $7 3,933, payments on the Company's mortgage obligation, payments on capital lease obligations of $13,459 and was partially offset by an increase in proceeds from a finance company.

             The Company has negative working capital and has limited availability under its existing credit facility and will need additional capital to have sufficient liquidity to meet its working capital needs for the foreseeable future. Subsequent to this period the Company enter ed into a sale and leaseback of its building to help provide additional liquidity.


PART 2.           OTHER INFORMATION

        ITEM 1    LEGAL PROCEEDINGS

                  Not Applicable

        ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS

                  Not Applicable

        ITEM 3    DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable

        ITEM 4    SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

                  Not Applicable

        ITEM 5    OTHER INFORMATION

                  Not Applicable

        ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  EXHIBITS

                       Exhibit 11      Not Applicable

                       Exhibit 27      Financial data schedule

                  (b)  REPORTS ON FORM 8-K

                       Not Applicable

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Seurities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SALEX HOLDING CORPORATION


                                              /S/ SALVATORE CRIMI
                                              -------------------
                                              Salvatore Crimi
                                              Chief Executive Officer



                                              /S/ JERRY M. KLEINBERG
                                              ----------------------
                                              Jerry M. Kleinberg
                                              Interim Chief Financial Officer
                                              Principal Accounting Officer