Form 10QSB
period 1999-01-31
SALEX HOLDING CORP /DE/
filed 1999-07-13
CIK 918963

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1999

                        Commission File Number 001-12856

                            SALEX HOLDING CORPORATION
        (Exact name of small business issuer as specified in its charter)

DELAWARE                                                    42-1358036
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

50 Laser Court
PO Box 18929
Hauppauge, New York                                            11788
(Address of principal executive offices)                    (Zip Code)

                                 (516) 436-5000
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $ .01 par value

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes | | No |X|

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: June 28, 1999
     15,964,500 shares of common stock, $.01 par value.
     1,625 Shares of Series A Preferred Stock, $.01 par value
     1,000 Shares of Series B Convertible Preferred Stock, $.01 par value 25,000 Shares of Series C Preferred Stock, $.01 par value

Transitional Small Business Disclosure Format (check one):    Yes |  |  No |X|

PART I. FINANCIAL INFORMATION
     ITEM 1   FINANCIAL STATEMENTS


                                                            SALEX HOLDING CORPORATION.
                                                          AND SUBSIDIARIES AND AFFILIATE
                                                              CONDENSED CONSOLIDATED
                                                                  BALANCE SHEETS

                                                         January 31, 1999  April 30, 1998
                                                            (Unaudited)
                                                         ----------------  --------------

ASSETS
     Current Assets:
          Cash                                             $    39,411    $    55,774
          Accounts Receivable, net                           3,343,900      3,347,504
          Prepaid expenses and other current assets            103,171         97,824
                                                           -----------    -----------
     Total Current Assets                                    3,486,482      3,501,102
                                                           -----------    -----------
     Property and Equipment, net                               116,917      1,620,430
                                                           -----------    -----------
     Other Noncurrent Assets:
          Goodwill, net                                      1,040,000      1,113,125
          Non-competition and consulting agreement, net         26,667         86,667
          Other assets                                          44,321         32,321
     Total Other Noncurrent Assets                           1,110,988      1,232,113
                                                           -----------    -----------

TOTAL ASSETS                                               $ 4,714,387    $ 6,353,645
                                                           ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
     Current Liabilities:
          Bank overdraft                                   $   695,800    $   856,365
          Note payable - finance company                     1,357,808      1,728,294
          Accounts payable                                   4,392,646      3,594,490
          Accrued expenses and other                           240,485        437,006
          Current portion of long-term debt                    206,484      1,018,589
                                                           -----------    -----------
     Total Current Liabilities                               6,893,223      7,634,744
     Long-Term Debt & Capital Lease Obligations                398,376        556,280
     Deferred income taxes                                      10,000         10,000
                                                           -----------    -----------

TOTAL LIABILITIES                                            7,301,599      8,201,024
                                                           -----------    -----------

Stockholders' Equity (Deficit):
     Preferred stock-series A, $.01 par value-shares           110,608        110,608
          authorized 20,000, issued and outstanding
          10,625 (liquidation preference $100 per share)
     Preferred stock-series B, $.01 par value-shares                10             10
          authorized, issued and outstanding 1,000
     Preferred stock-series C, $.01 par value-shares               250            250
          authorized, issued and outstanding 25,000
     Common stock, $.01 par value-shares                       159,457        130,048
          authorized 39,000,000
     Additional Paid-In Capital                              4,580,108      4,514,527
     Accumulated deficit                                    (6,937,645)    (6,102,812)
     Less: Note receivable                                    (500,000)      (500,000)
                                                           -----------    -----------
     Total stockholders equity (deficit)                    (2,587,212)    (1,847,369)
                                                           -----------    -----------

LIABILITIES AND STOCKHOLDERS' DEFICIT                      $ 4,714,387    $ 6,353,655
                                                           ===========    ===========



                       See notes to financial statements


                                                                 SALEX HOLDING CORPORATION
                                                               AND SUBSIDIARIES AND AFFILIATE
                                                                   CONDENSED CONSOLIDATED
                                                                  STATEMENTS OF OPERATIONS
                                                                         (Unaudited)


                                               Three Months     Three Months     Nine Months    Nine Months
                                                  Ended             Ended          Ended           Ended
                                                 1/31/99           1/31/98        1/31/99         1/31/98
                                              -------------     ------------     -----------    -----------


Net Sales                                      $  5,619,637    $  5,691,938    $ 16,888,521    $ 17,051,497

Cost of Sales                                     4,658,939       4,620,532      14,001,142      13,796,485
                                               ------------    ------------    ------------    ------------

Gross Profit                                        960,698       1,071,406       2,887,379       3,255,012

Selling, General and Administrative Expenses        962,968       1,071,711       3,157,796       3,158,994
                                               ------------    ------------    ------------    ------------

Profit (Loss) from Operations                        (2,270)           (305)       (270,417)         96,018

Interest Expense, Net                                75,769         107,686         249,662         245,769
Loss on Sale of Land and Building                   311,408                         311,408
                                               ------------    ------------    ------------    ------------

Loss before taxes on income                    $   (389,447)   $   (107,991)   $   (831,487)   $   (149,751)
Provision for income taxes                            1,066               0           3,346               0
                                               ------------    ------------    ------------    ------------

Net Loss                                       $   (390,513)   $   (107,991)   $   (834,833)   $   (149,751)
                                               ============    ============    ============    ============

Basic Net Loss per Share of  Common Stock      $      (0.03)   $      (0.01)   $      (0.07)   $      (0.02)
                                               ============    ============    ============    ============

Weighted Average Common Shares
Outstanding                                      12,612,331       9,187,260      11,501,220       9,187,260
                                               ============    ============    ============    ============


                       See notes to financial statements


                                                              SALEX HOLDING CORPORATION.
                                                            AND SUBSIDIARIES AND AFFILIATE
                                                                 CONDENSED CONSOLIDATED
                                                                 STATEMENT OF CASH FLOWS
                                                                        (Unaudited)


                                                            Nine Months      Nine Months
                                                               Ended            Ended
                                                              1/31/99          1/31/98
                                                            -----------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                    $  (834,831)   $  (149,751)

Adjustments to reconcile net loss to net cash provided by
operating activities:
     Depreciation and amortization                              101,404        104,016
     Amortization                                                73,125         73,125
     Loss on sale of land and building                          311,408

Changes in assets and liabilities:
     Decrease in accounts receivable                              3,604         36,943
     (Increase) decrease in prepaid expenses and
     other current assets                                        (5,347)        37,189
     Decrease in non-compete and consulting agreements           60,000         74,994
     (Increase) in other assets                                 (12,000)
     Increase (decrease) in accounts payable
     and accrued expenses                                       441,070        (47,211)
                                                            -----------    -----------

Net cash provided by operating activities                       138,433        129,305
                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of furniture and fixtures                        (34,364)
     Proceeds from sale of land and building                  1,090,701           --
                                                            -----------    -----------

Net cash provided by (used in) investing activities           1,090,701        (34,364)
                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from (repayments of) notes payable           (370,486)       213,310
     Principal payments on long-term debt                      (970,011)      (316,297)
     Net proceeds from issuance of preferred stock                 --              250
     Net proceeds from issuance of common stock                  95,000           --
                                                            -----------    -----------
Net cash used in financing activities                        (1,245,497)      (102,737)
                                                            -----------    -----------

Net decrease in cash                                            (16,363)        (7,796)
Cash, at beginning of period                                     55,774        125,769
                                                            -----------    -----------

Cash, at end of period                                      $    39,411    $   117,973
                                                            ===========    ===========



                       See notes to financial statements

                           SALEX HOLDING CORPORATION.
                         AND SUBSIDIARIES AND AFFILIATE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         The accompanying unaudited consolidated financial statements as of January 31, 1999 and for the nine months ended January 31, 1999 have not been audited by independent auditors, but in the opinion of management, such unaudited statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial position, the results of operations and cash flows for the nine months ended January 31, 1999.

         The consolidated financial statements should be read in conjunction with the financial statements and related notes concerning the Company's accounting policies and other matters contained in the Company's annual report on Form 10-K. The results for the nine and three months ended January 31, 1999 are not necessarily indicative of the results for the full year ending April 30, 1999.

         SALE AND LEASEBACK OF BUILDING. On December 23, 1998 the Company entered into a real estate purchase agreement ("Purchase Agreement") by and among the Company, Salvatore Crimi and Sun Associates, LLC ("Sun"), a company controlled by Betty Sun (as record title holder) who is the wife of Pershing Sun, President and a director of the Company. The Company sold the property for $1,100,000. A portion of the proceeds was used to pay the mortgage securing the property. The balance was used for working capital.

         Simultaneously with this sale the Company and Sun entered into a lease agreement (the "Lease Agreement") pursuant to which Sun leased the property to the Company. The annual basic rent for the period December 31, 1998 to December 31, 1999 is $168,000. Annual rent increases will not be greater than $8,985 per year. The Company had a repurchase option (the "Option") to repurchase the property up to June 23,1999 for $1,155,000 net of Sun Associates' transaction costs, based on the Company being in compliance with certain covenants. The Option provides that if Sun Associates sells the property prior to December 31, 1999, 50% of the profits go to the Company based on the Company being in compliance with certain covenants.

         In January 1999, the Company issued an aggregate of 5,000,000 shares of its Common Stock to Pershing Sun (2,500,000 shares) the Company's President and Salvatore Crimi (2,500,000 shares) the company's Chief Executive Officer in lieu of the difference between their contracted salaries and the salaries paid for the period from May 1, 1997 through August 30, 1998. Such issuance is subject to the following: in the event the Company sells or transfers more than 51% of its capital stock and/or assets to a third party prior to January 11, 2000 and Mr. Sun and Mr. Crimi receive consideration for their shares of Common Stock in excess of 110% of the market value of the Common Stock (which shall be deemed to be $.019 per share) then any such excess will be deemed for the benefit of the Company and shall be returned to the Company by Mr. Sun and Mr. Crimi.

ITEM 2   MANAGEMENT'S DISCUSSION AND  ANALYSIS
         OR PLAN OF OPERATION

         RESULTS OF OPERATIONS
         ---------------------
         Three and nine months ended January 31, 1999 compared to three and nine months ended January 31 , 1998.

         For the three and nine months ended January 31, 1999 net sales of $5.62 million and $16.69 million and for the three and nine months ended January 31, 1998 net sales decreased 1.27% and .96% from $5.69 million and $17.02 million, respectively, in the comparable prior year periods. These decreases were in the areas of the Company's core operations with sales shifting between the various components of such operations.

         The Company's gross margin was 17.10% for the quarter ended January 31, 1999 as compared to 18.82% for the prior year's period or a 1.7% decrease. For the nine months ended January 31, 1999, the Company's gross margin declined by 2.1% to 17.1% as compared to 19.2% for the comparable periods in the prior year. In each instance the reductions of margin were attributable to an incremental shift of business into those areas of the Company's operations which yield lower gross margins, such as mechanical repairs as well as an industry wide competitive decline in the margins earned for glass replacement services.

         For the three months ended January 31, 1999 selling, general and administrative expenses decreased by $72,301 over the same period from the previous year. This 1.3% decrease was attributable to a small general reduction of costs over the same period last year.

         For the nine months ended January 31, 1999 selling, general and administrative expenses remained constant.

         For the quarter ended January 31, 1999 interest expense of $73,846 declined 29.6% from $107,656 for the same period in the prior year. The decrease of $33,810 was primarily due to a decline in mortgage interest and reduced interest on the declining balances of outstanding notes. For the nine months ended January 31, 1999 interest expense of $249,662 increased 1.6% from $245,769. This increase was primarily due to increased borrowing on the Company's credit line.

         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------
         Net cash flows provided by operating activities were $138,433 for the nine months ended January 31, 1999 compared with $129,305 provided by operating activities for the comparable prior year period. This increase resulted from changes in accounts payable and prepaid expenses which were partially offset by increases in accounts receivable.

         Net cash flows provided from the sales and lease back of the Company's headquarters of $1,090,701 were provided from investing activities for the nine months ended January 31, 1999 as compared to $34,364 used in investing activities for the comparable prior year period.

         Net cash used in financing activities was $1,245,497 for the nine months ended January 31, 1999 compared with $102,737 used in the comparable prior year period. This was primarily due to principal payments of long term debt of $970,011, payments of notes payable of $370,488 and was partially offset by $95,000 in proceeds from the issuance of common stock.

         The Company has negative working capital and has limited availability under its existing credit facility and will need additional capital to have sufficient liquidity to meet its working capital needs for the foreseeable future.

         UNCERTAINTY DUE TO THE YEAR 2000 ISSUE
         -------------------------------------
         The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using the year 2000 dates are processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could effect a company's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

PART II   OTHER INFORMATION

     ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In January 1999, the Company issued an aggregate of 5,000,000 shares of its Common Stock to Pershing Sun (2,500,000 shares) the Company's President and Salvatore Crimi (2,5000,000 shares) the Company's Chief Executive Officer in lieu of the difference between their contracted salaries and the salaries paid for the period from May 1, 1997 through August 30, 1998. Such issuance is subject to the following: in the event the Company sells or transfers more than 51% of its capital stock and/or assets to a third party prior to January 11, 2000 and Mr. Sun and Mr. Crimi receive consideration for their shares of Common Stock in excess of 110% of the market value of the Common Stock (which shall be deemed to be $.019 per share) then any such excess will be deemed for the benefit of the Company and shall be returned to the Company by Mr. Sun and Mr. Crimi.

     ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

              (a) EXHIBITS

                  Exhibit 27  Financial data schedule

               (b) REPORTS ON FORM 8-K

         On November 18, 1998, the Company filed a report on Form 8-K with respect to each of Item 1 and Item 5 of such form. No financial statements were required to be filed pursuant to either item reported on.

         Pursuant to an agreement entered into between the Company and each of Pershing Sun and Salvatore Crimi on January 11, 1999, the Company filed a report on Form 8-K on February 18, 1999 with respect to Item 5 of such report. No financial statements were required to be filed pursuant to such Item reported on.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                SALEX HOLDING CORPORATION

July 12, 1999
-------------                                   /s/  Salvatore Crimi
                                                --------------------
                                                Salvatore Crimi
                                                Chief Executive Officer


July 12, 1999
-------------                                   /s/ Jerry M. Kleinberg
                                                ----------------------
                                                Jerry M. Kleinberg
                                                Interim Chief Financial Officer
                                                and Principal Accounting Officer