Form 10KSB
period 1999-04-30
SALEX HOLDING CORP /DE/
filed 2000-04-04
CIK 918963

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the year ended April 30, 1999

                        Commission File Number 001-12856

                            SALEX HOLDING CORPORATION
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                       421358036
         --------                                       ---------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

50 LASER COURT, PO BOX 18029, HAUPPAUGE, NEW YORK.......................11788
-------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                 (516) 436-5000
                                 --------------
              (Registrant's telephone number, including area code)

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                          COMMON STOCK, $0.01 PAR VALUE
              SERIES A PREFERRED CONVERTIBLE STOCK, $.01 PAR VALUE SERIES C PREFERRED CONVERTIBLE STOCK, $.01 PAR VALUE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.    Yes           No X
                                     ----         ---

          The issuer's net sales for the most recent fiscal year were $22,743,635.

           The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on April 30, 1999 was approximately $1,851,475.

         As of April 30, 1999 there were 18,004,770 shares of Common Stock, par value $.01 per share, outstanding.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

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


         DESCRIPTION OF THE COMPANY

         CORPORATE FLEET PROGRAM
         -----------------------

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

         The Service Network
         -------------------

         The Company services all of its customers through its nationwide network of pre-screened, pre-approved maintenance and repair centers. Over 30,000 franchised and independently owned service centers are affiliated with the Service Network. The service centers are located in all 50 states, Canada and Puerto Rico. The Service Network includes service centers associated with national chains of auto repair centers, such as The Goodyear Tire and Rubber Company and Jiffy Lube, as well as smaller local centers. The Company retains complete control over which repair centers are affiliated with the Service Network. Generally, the Company's written affiliation agreements with the service centers are terminable at will with short notice requirements, and thus any service center that fails to perform to the Company's standards will be terminated. The Company has developed and maintains proprietary software and telecommunications at its corporate headquarters in Hauppauge, New York. The database allows the Company to (i) keep track of the labor rates, areas of specialty and hours of operation of each service center which helps the Company direct customers to appropriate service centers and (ii) communicate with the service centers, enabling the Company to oversee and monitor the maintenance and repair work performed by the centers. For the period ended April 30, 1999, net revenues from the Company's operation of its Corporate Fleet Program were $22,013,584

         Guaranties
         ----------

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


         OTHER SERVICES PROVIDED BY THE COMPANY
         --------------------------------------

         In addition to the services provided under the Corporate Fleet Program, the Company also provides its customers with other services relating to automobile repair, repossession and disposal.


         COMPUTERIZED AUCTION SYSTEM AND THE COLLATERAL DISPOSAL SERVICES
         ----------------------------------------------------------------

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

         INSURANCE SUBROGATION
         ---------------------

         If one of the Company's customers has a vehicle that has been in an accident, the Company offers to the customer its expertise and experience in the area of insurance subrogation (i.e., making a determination of fault and the payment of damages and claims based upon that determination). Insurance subrogation is a process that has numerous regulations and reporting requirements that vary from state to state. Corporate fleet operators and financial institutions rarely have the expertise or desire to perform this function. The Company has the ability to perform these services and it earns a percentage of the amount collected from third parties or their insurance companies. The Company generally retains a percentage of amounts collected, plus expenses, as a fee for its subrogation services.

         RETAIL CUSTOMER AUTOCARE PLAN
         -----------------------------

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

         EXTENDED SERVICE CONTRACTS
         --------------------------

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

         CORPORATE CUSTOMER BASE
         -----------------------

         The Company's customers include corporations that have automobile fleets, insurance companies, financial institutions and individuals that want to take advantage of fleet pricing for automotive repair and vehicle disposal. The typical customer for our product is a company, which provides automobiles and or trucks to employees in the ordinary course of business. For the fiscal year ended April 30, 1999, only one customer accounted for more than 10% of the Company's revenues.

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

         MARKETING AND ADVERTISING

         Sales of the Company's vehicle management services are made by the Company's sales staff, which consists of eleven full-time salespeople and Salvatore Crimi, the Company's Chief Executive Officer and founder. Marketing is presently conducted through direct solicitation, which enables the Company to deal directly with, and be readily accessible to its major customers. New marketing and advertising strategies and the addition of new personnel will be necessary to accommodate the Company's anticipated expansion plans. The Company also markets its services through labor organizations, credit card companies, insurance companies, universities, credit unions and other associations.

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

         The promulgation of any additional laws or regulations regarding warranties or consumer products could have an adverse effect on the Company's business. There can be no assurance that the Company will have the ability to comply with any such laws or regulations. The failure to comply with such statutes and regulations could have a materially adverse effect upon the Company.

         EMPLOYEES

         As of April 30, 1999, the Company employed 60 full and part-time employees. Of the 60 employees, 5 are classified as executives, 11 as sales and administrative personnel, 35 as customer service personnel and 9 as clerical personnel. None of the Company's employees is represented by collective bargaining agreements. The Company believes that its relations with its employees are good and has not experienced any interruption of its operations due to labor disagreements.

ITEM 2.  PROPERTIES

         The Company leases its executive office, which is comprised of approximately 12,000 square feet and located at 50 Laser Court, Hauppauge, New York 11788, for $168,000.00 per year. See "Certain Transactions."

ITEM 3.  LEGAL PROCEEDINGS

         There are no material legal proceedings now pending or threatened against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held an Annual Meeting of Shareholders on March 30, 1999 for which it solicited votes by proxy. The following is a brief description of the matters voted upon at the meeting and a statement of the number of votes cast for and against, and the number of abstentions as to each matter.

1.       Election of Directors:
                                    For               Withheld        Against

         Salvatore Crimi            12,734,875        1,639,003       6,262,063
         Pershing Sun               12,734,875        1,639,003       6,262,063
         Angelo Crimi               12,734,875        1,639,003       6,262,063
         Franklin Pinter            12,734,875        1,639,003       6,262,063
         Francis Fitzpatrick        12,734,875        1,639,003       6,262,063
         Syd Mandelbaum             12,734,875        1,639,003       6,262,063


2. To ratify the appointment of Feldman Sherb Ehrlich & Co., P.C., as the Company's independent Certified Public Accountants.

                                    For               Withheld        Against

                                    14,793,981        1,639,003       4,203,227

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         As of the date hereof, the Company has outstanding 18,004,770 shares of its Common Stock $.01 par value ("Common Stock"). The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "SALX." The following table sets forth the high and low bid prices for the Common Stock as reported on the OTC Bulletin Board. The high and low bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                    COMMON STOCK
                                    ------------

FISCAL 2000                         HIGH              LOW
-----------                         ----              ---
1st Quarter                         $0.340            $0.080
2nd Quarter                         $0.510            - - - -
3rd Quarter                         $0.156            $0. 062
4th Quarter                         $0.187            - - - -


FISCAL 1999                         HIGH              LOW
-----------                         ----              ---
1st Quarter                         $0.281            $0.187
2nd Quarter                         $0.125            $0.010
3rd Quarter                         $0.031            $0.013
4th Quarter                         $0.250            $0.020

         On April 30, 1999, there were 128 holders of record of the Company's outstanding shares of Common Stock.

         On April 30, 1999, the last bid price of the Common Stock as reported on the OTC Bulletin Board was $0.250

                                 DIVIDEND POLICY

         The Company has never paid or declared dividends on its Common Stock. The payment of cash dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements, financial condition and other relevant factors. The Company is currently unable, due to its financial condition, to pay dividends to its shareholders. Further, the Company intends, for the foreseeable future, to retain future earnings, if any, for use in the Company's business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -- YEAR ENDED APRIL 30, 1999 VS. YEAR ENDED APRIL 30,1998

         Net sales decreased by $.5 million or 2.3% to $22.7 million for the fiscal year ended April 30, 1999, as compared to $23.3 million for the fiscal year ended April 30, 1998. This was the result of decreases in the Company's core operations (mechanical repairs, glass replacement and auto rentals) as well as continued growth in its insurance subrogation division and its MVR service accounts. This was partially offset by a reduction in the number of accidents reported by our Corporate customers.

         The Company's gross margin of 17.1% was 1.8 percentage points higher than the previous year's level of 18.9%. This increase was attributable to increases in those areas which yield a higher gross margin than do other segments of the Company's core business. Such departments are subrogation, MVR reporting and fees charged for specialized reports available to all fleet customers.

         The selling, general and administrative expenses for the fiscal year ended April 30, 1999 of $4.1 million were $.1 million less than the previous year.

         There was no non-cash imputed compensation for the year ended April 30, 1999.

         Interest expense of $355,284 for year ended April 30, 1999, was $45,376 lower than the previous year. This 11.3% decrease was partially attributable to the interest charged on a loan to a former officer of the Company, the lack of mortgage payments, the extinction of the Company's obligations under certain leases and the decrease in the amount payable on a certain Note.

NET LOSS, LIQUIDITY AND CAPITAL RESOURCES

         Net cash flows provided by operating activities were $179,070 for the year ended April 30, 1999, as compared to $522,928 used in the comparable prior period. This change of $343,858 resulted primarily from changes in accounts receivable, accrued expenses and accounts payable and the sale of the Company's building.

         Net cash flows provided by investing activities were $1,080,287 for the year ended April 30, 1999, as compared to $70,737 used in the comparable prior period. This difference of $1,151,024 was primarily attributable to a reduction in capital expenditures, a decrease in security deposits and the sale of the building.

         Net cash flows used in financing activities were $1,266,346 for the year ended April 30, 1999 as compared to $523,670 provided in the comparable prior year. This was primarily the result of retirement of the Company's obligations under the mortgage and the repayment of notes payable


RESULTS OF OPERATIONS -- YEAR ENDED APRIL 30, 1998 VS. YEAR ENDED APRIL 30,1997

         Net sales increased by $.3 million or 1.3% to $23.27 million for the fiscal year ended April 30, 1998, as compared to $22.96 million for the fiscal year ended April 30, 1997. This was the result of increases in the Company's core operations (mechanical repairs, glass replacement and auto rentals) as well as continued growth in its insurance subrogation division and its MVR service accounts. This was partially offset by a reduction in the number of accidents reported by our Corporate customers.

         The Company's gross margin of 18.9% was .14 percentage points higher than the previous year's level of 18.8%. This increase was attributable to increases in those areas which yield a higher gross margin than that of other segments of its core business. Such departments are subrogation, MVR reporting and fees charged for specialized reports available to all fleet customers.

         The general and administrative expenses for the fiscal year ended April 30, 1998 of $4.5 million were $.51 million less than the previous year. This 10.16% decrease was attributable to a 29.9% reduction in the Company's workforce. Such a reduction decreased salaries by more than $.582 million which had a corresponding effect on most of the Company's other administrative expenses.

         Non-cash imputed compensation of $.400 million for year ended April 30, 1998 was attributable to the value of Common Stock issued as compensation to outside consultants. There was no comparable expense for the prior year.

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

         The Company suffered a loss for the fiscal year ended April 30, 1998, and had negative working capital. The Company has limited availability under its existing credit facility and the Company will need additional capital to have sufficient liquidity and to meet its working capital needs for the foreseeable future.

         The Company sold its executive office and entered into a sale and leaseback arrangement. This transaction resulted in $253,400 of additional working capital.

ITEM 7.  FINANCIAL STATEMENTS


                           SALEX HOLDINGS CORPORATION
                                AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS


                       YEARS ENDED APRIL 30, 1999 AND 1998

                           SALEX HOLDINGS CORPORATION
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANICIAL STATEMENTS






                                                                       Page

Independent Auditor' Report                                             F-2

Consolidated Balance Sheet
    April, 1999                                                         F-3

Consolidated financial statements for two years
        ended April 30, 1999
    Statements of Operations                                            F-4
    Statements of Stockholder's deficit                                 F-5
    Statements of Cash flows                                            F-6

Notes to Consolidated Financial Statements                              F-7-15

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Board of Directors and Stockholders of Salex Holdings Corporation

We have audited the accompanying consolidated balance sheets of Salex Holdings Corporation and Subsidiaries as of April 30, 1999 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended April 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Salex Holdings Corporation as of April 30, 1999 and the results of their operations and their cash flows for each of the two years in the period ended April 30, 1999, in conformity with generally accepted accounting principles.




                                          /s/ Feldman Sherb Horowitz & Co., P.C.
                                          --------------------------------------
                                          Feldman Sherb Horowitz & Co., P.C.
                                          Certified Public Accountants
New York, New York
August 18, 1999

                           SALEX HOLDINGS CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 April 30, 1999


                                     ASSETS
                                     ------
CURRENT ASSTS:
                        Cash                                                    $    48,785
                        Accounts receivable, net of allowance of $95,000          3,423,461
                        Prepaid expenses and other current assets                    14,278
                                                                                -----------
                                Total current assets                              3,486,524
                                                                                -----------
PROPERTY AND EQUIPMENT, net
                                                                                     99,059

OTHER ASSETS:
                        Goodwill, net                                             1,015,625
                        Noncompetition and consulting agreement, net                 16,667
                        Other assets                                                 73,321
                                                                                -----------
                                                                                  1,105,613
                                                                                -----------
                                                                                $ 4,691,196
                                                                                ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

CURRENT LIABILITIES:

                        Overdraft                                               $   935,505
                        Accounts payable                                          4,557,712
                        Note payable - finance company                            1,312,608
                        Accrued expenses and other current liabilities              211,423
                        Current portion of long-term debt                           201,645
                                                                                -----------
                                Total current liabilities                         7,218,893
                                                                                -----------
LONG-TERM DEBT                                                                      348,424

DEFERRED INCOME TAXES                                                                10,000






STOCKHOLDERS' DEFICIT:  Preferred stock-series A, $.01 par value -
                                shares authorized 20,000, issued and
                                outstanding 1,625 (liquidation preference
                                $100 per share)                                     110,608
                        Preferred stock-series C, $.01 par value -
                                shares authorized, issued and outstanding
                                25,000                                                  250
                        Common stock, $.01 par value -
                                shares authorized 39,000,000,
                                issued and outstanding, 18,004,770                 180,048
                        Additional paid-in capital                                4,559,527
                        Accumulated deficit and proprietor's capital
                                deficiency                                       (7,236,554)
                        Less : Note receivable                                     (500,000)
                                                                                -----------
                          Total stockholders' deficit                            (2,886,121)





                           SALEX HOLDINGS CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                       Years ended April 30,
                                                  -----------------------------
                                                       1999            1998
                                                  ------------    ------------

Net sales                                          $ 22,743,635    $ 23,272,987
Cost of sales                                        18,860,017      18,866,443
                                                   ------------    ------------
Gross profit                                          3,883,618       4,406,544
Selling, general and administrative expenses          4,138,408       4,170,708
Depreciation and amortization                           297,146         338,841
Non-cash imputed compensation                              --           400,000
                                                   ------------    ------------
Loss from operations                                   (551,936)       (503,005)
Interest expense, net                                   355,284         400,660
Loss on sale of building                                311,408            --
Other income                                            (89,377)       (162,125)
                                                   ------------    ------------
Loss before income taxes                             (1,129,251)       (741,540)
Income taxes                                              4,491           2,718
                                                   ------------    ------------
Net loss                                           $ (1,133,742)   $   (744,258)
                                                   ============    ============
Basic loss per share of common stock               $      (0.08)   $      (0.06)
                                                   ============    ============

Weighted average common shares outstanding           13,908,880      13,004,770
                                                   ============    ============







                 See notes to consolidated financial statements



                           SALEX HOLDINGS CORPORATION
                                AND SUBSIDIARIES
                       STATEMENT OF STOCKHOLDERS' DEFICIT



                                                Preferred Stock                 Preferred Stock              Preferred Stock
                                              Series A ($.01 par)              Series B ($.01 par)          Series C ($.01 par)
                                             --------------------             --------------------          ------------------

Balance, April 30, 1997                        10,625    $   737,387          1,000    $        10           --     $      --

   Conversion of Series A preferred
   stock to common stock                       (9,000)      (626,779)          --             --             --            --

   Conversion of Series B preferred
   stock to common stock                         --             --           (1,000)           (10)          --            --

   Issuance of series C preferred stock          --             --             --             --            25,000           250

   Net loss                                      --             --             --             --             --            --

                                          -----------    -----------    -----------    -----------    -----------   -----------
Balance, April 30, 1998                         1,625        110,608           --             --           25,000           250

   Issuance of common stock                      --             --             --             --             --            --

   Net loss                                      --             --             --             --             --            --

                                          -----------    -----------    -----------    -----------    -----------   -----------
Balance, April 30, 1999                         1,625    $   110,608           --      $      --           25,000   $       250
                                          ===========    ===========    ===========    ===========    ===========   ===========


                                                                    Additional
                                               Common Stock          Paid-In    (Accumulated      Note
                                                ($.01 par)           Capital      deficit)      Receivable     Total
                                          -----------------------  ----------   ------------    ----------   ------------


Balance, April 30, 1997                     9,187,260   $  91,873  $3,501,163    $(5,358,554)   $(500,000)   $(1,528,121)

   Conversion of Series A preferred
   stock to common stock                    1,758,404      17,584     609,195           --           --             --

   Conversion of Series B preferred
   stock to common stock                    2,059,106      20,591     (20,581)          --           --             --

   Issuance of series C preferred stock          --          --       424,750           --           --          425,000

   Net loss                                      --          --         --          (744,258)        --         (744,258)

                                          -----------   ---------  ----------    -----------    ---------    -----------
Balance, April 30, 1998                    13,004,770     130,048   4,514,527     (6,102,812)    (500,000)    (1,847,379)

   Issuance of common stock                 5,000,000      50,000    45,000           --           --           95,000

   Net loss                                      --          --       --          (1,133,742)        --       (1,133,742)

                                          -----------   ---------  ----------    -----------    ---------    -----------
Balance, April 30, 1999                    18,004,770   $ 180,048  $4,559,527    $(7,236,554)   $(500,000)   $(2,886,121)
                                          ===========   =========  ==========    ===========    =========    ===========








                 See notes to consolidated financial statements





                            SALEX HOLDING CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Years ended April 30,
                                                                            --------------------------
                                                                                 1999          1998
                                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                $(1,133,742)   $  (744,258)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                                         297,146        338,841
          Provision for doubtful accounts                                          --           50,000
          Loss on sale of building                                              311,408           --
          Compensation related to sale of shares                                   --          400,000
    Changes in assets and liabilities:
          (Increase) decrease in accounts receivable                            (75,957)        54,085
          Decrease(increase) in prepaid expenses and other current assets        83,546        (20,561)
          Increase (decrease) in accounts payable                               963,252       (567,095)
          Decrease in accrued expenses and other current liabilities           (225,583)       (50,254)
    Decrease (Increase) in other assets                                         (41,000)        16,314
                                                                            -----------    -----------
Net cash provided by (used in) operating activities                             179,070       (522,928)
                                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures, net                                                   (10,414)       (15,651)
    Proceeds from sale of building                                            1,090,701           --
    Loan to officer, net of repayments                                             --          (55,086)
                                                                            -----------    -----------
Net cash used in investing activities                                         1,080,287        (70,737)
                                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Change in bank overdraft                                                     79,140        385,129
    Net proceeds from (repayments of) note payable-
       finance company                                                         (415,686)       444,595
    Principal payments on long-term debt                                       (228,618)      (197,635)
    Payments on capital leases obligations                                      (27,978)       (61,419)
    Payments on mortgage obligation                                                --          (72,000)
    Retirement of mortgage obligation                                          (768,204)          --
    Net proceeds from issuance of preferred stock                                  --           25,000
    Net proceeds from issuance of common stock                                   95,000           --
                                                                            -----------    -----------
Net cash provided by (used in) financing activities                          (1,266,346)       523,670
                                                                            -----------    -----------

Net decrease in cash                                                             (6,989)       (69,995)

Cash, at beginning of year                                                       55,774        125,769

                                                                            -----------    -----------
Cash, at end of year                                                        $    48,785    $    55,774
                                                                            ===========    ===========

SUPPLEMENTARY CASH FLOW DISCLOSURE

       Interest paid                                                        $   355,284    $   402,293
                                                                            ===========    ===========
       Taxes paid                                                           $     4,491    $     2,718
                                                                            ===========    ===========









                 See notes to consolidated financial statements

                           SALEX HOLDINGS CORPORATION

                    NOTES TO COSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------
         a.       Description of Business

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

                  Because the Company's only asset after the Divestiture was its investment in Salex and its collateralized promissory note from Dickinson., the Company was deemed to be in substance a "shell" at the Closing of the merger. The SEC believes that shells are not businesses and therefore, cannot initiate business combinations. For accounting purposes the SEC views the transaction as an equity transaction by the private operating company ("Salex") rather than as an acquisition of Salex by the Company. The SEC requires that the net assets of the public shell be recorded at carryover basis in which no goodwill arises on the transaction. Accordingly the merger transaction has been accounted for as a recapitalization of Salex (stock split, distribution of preferred stock, and treasury stock purchase) followed by an issuance of common stock by Salex in exchange for treasury stock and Synergistic's note receivable from Dickinson. The note receivable, which is collateralized by Salex stock, has been recorded as a reduction of additional paid- in capital.

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

         g.       Goodwill

                  The excess of cost over fair value of net assets acquired is being amortized on the straight-line method over a twenty year period. Amortization of goodwill for each of the years ended April 30, 1999 and 1998 amounted to $97,500.

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

         h.       Noncompetition and Consulting Agreements

                  Amortization is provided over the three to five year contractual lives of the agreements. Amortization of the agreements were $70,000 and $100,000 for the year ended April 30, 1999 and 1998, respectively.

         i.       Fair Value of Financial Instruments

                  The carrying amounts of certain financial instruments, including cash, accounts receivable and payable, and short-term debt, approximated fair value as of April 30, 1999. The carrying value of long-term debt, including the current portion, approximated fair value as of April 30, 1999, based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities.

         j.       Stock-Based Compensation

                  In October 1995, the Financial Accounting Standards Board issued Statement No.123, "Accounting for Stock-Based Compensation," which is effective for transactions entered into after December 31, 1995. Statement No.123 establishes a fair value method of accounting for stock-based compensation, through either recognition or disclosure. The Company adopted the employee stock-based compensation disclosure - only provisions of Statement No. 123 in fiscal 1997 by disclosing the pro forma net income amounts assuming the fair value method was adopted May 1, 1996. The adoption of Statement No. 123 did not impact the Company's results of operations, financial position or cash flows.

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

         l.       Concentration of Credit Risk

                  Financial instruments, which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The Company's largest customer accounts for approximately 15% of accounts receivable at April 30, 1999. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.


2.       PROPERTY AND EQUIPMENT

                  Property, plant and equipment consists of the following at April 30, 1999:

                    Furniture & Fixtures                            $ 1,429,474
                    Vehicles                                             91,404
                    Leasehold improvements                               21,920
                                                                    ------------
                                                                      1,542,798
                    Less accumulated depreciation                     1,443,739
                                                                    ------------
                                                                      $  99,059
                                                                    ============


3.       NOTE PAYABLE - FINANCE COMPANY
         ------------------------------
         The Company has a $2,250,000 revolving credit agreement with a finance company, which renews annually on January 1. Interest on borrowings are at prime plus 2% or 10.25% at April 30, 1999 and April 30, 1998. Borrowings are collateralized by substantially all of the Company's assets not otherwise encumbered and are personally guaranteed by the Company's principal stockholder.


4.       LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
         --------------------------------------------
         Long-term debt and capital lease obligations consist of the following at April 30, 1999:

         Consulting and noncompetition agreement
         with varying monthly payments and
         interest rate of 15% per annum maturing
         in 2000.                                          $ 23,285

         Capital lease obligations with varying
         monthly payments and interest rates
         ranging from 15 % to 17 % per annum
         maturing 1998 through 2000; secured by
         interests in computer equipment.                     5,120

         Buy out agreement payable maturing in
         1999.                                                  545


         Note payable in quarterly installments of
         $55,086 including interest at 11%.                 521,119
                                                           --------
                                                            550,069
         Less: Current maturities of long-term
         debt and capital lease obligations                 201,645
                                                           --------
                                                           $348,424
                                                           ========

The following is a schedule by years of future minimum lease payments under capital lease, together with the present value of the net minimum lease payments as of April 30, 1999:

                  YEAR ENDING APRIL 30, 2000

                  Total minimum lease payments                         $   5,120
                  Less: amount representing interest                         100
                                                                       ---------
                  Present value of net minimum lease payment           $   5,020
                                                                       =========

The following is a schedule of long-term debt maturities (including capital lease obligations) as of April 30, 1999:

                  YEAR ENDING APRIL 30,
                              2000                                 $201,645
                              2001 and thereafter                   348,424
                                                                   --------
                                                                   $550,069
                                                                   ========


5.       MAJOR CUSTOMERS
         ---------------
         For the year ended April 30, 1999, one customer accounted for 14% of net sales.

6.       EMPLOYMENT AGREEMENTS
         ---------------------

         Upon termination of the Company's previous employment agreement, the Company entered into new employment agreements with five officers and employees which provide for automatic annual renewals and no fixed salary. Current annual salary levels under each of these agreements are $75,000.


7.       RETIREMENT PLANS
         ----------------
         The Company has a 401(K) plan for eligible salaried employees. The contribution for any participant may not exceed statutory limits. During fiscal years ended April 30, 1996 the Company matched each employee participant's contributions up to the first 6% of compensation. No matching contributions were recorded for the year ended April 30, 1999 and 1998.


8.       TAXES ON INCOME

         The provisions for taxes on income in the consolidated statements of operations consist of the following:

                                                         Years Ended April 30,
                                                    -------------------------
                                                      1999             1998
                                                    ---------       ---------
Current:
   Federal                                            $    -        $      -
   State                                               4,491           2,718
                                                    ---------       ---------
      Total current                                    4,491           2,718
Deferred:
   Federal                                                 -               -
   State                                                   -               -
                                                    ---------       ---------
      Total deferred                                       -               -
                                                    ---------       ---------
      Total taxes on income (recoveries)              $4,491          $2,718
                                                    =========       =========

Significant components of the Company's deferred tax assets and liabilities are as follows:




                                                              Years Ended April 30,
                                                           ------------    -----------
       Deferred Tax Assets:

          Receivable reserve                                   $39,000        $75,000
          Net operating loss carryforwards                   1,148,000        954,000
                                                           ------------    -----------
             Total deferred tax asset                        1,187,000      1,029,000
          Valuation allowance for deferred tax assets       (1,187,000)    (1,029,000)

                                                           ------------    -----------
             Net deferred tax asset                           $  --          $  --

                                                           ============    ===========
       Deferred tax liability:
          Depreciation                                         $10,000        $10,000
                                                           ------------    -----------
             Non-current deferred income tax liability         $10,000        $10,000
                                                           ============    ===========



The provision for taxes on income (loss) before taxes differs from the amounts computed applying Federal statutory rates due to the following:

                                                           Years Ended April 30,
                                                               1999        1998
                                                           ---------    --------
       Provision for Federal income taxes at the
        Statutory rate                                        (34%)       (34%)
       State taxes, net of Federal tax benefit                  (6)         (6)
       Non-deductible expenses                                  20           5
       Valuation allowance for deferred tax assets              20          35
                                                           ---------    --------
       Provision for taxes on income                            0%          0%
                                                           =========    ========



         As of April 30, 1999, the Company has net operating loss carryforwards for federal income tax purposes of approximately $2,800,000, expiring in the year 2014.

         The Company has established valuation allowances equal to its deferred tax assets because of the uncertainty as to their future utilization.

9.       STOCKHOLDERS' EQUITY
         --------------------
         In February 1999, the Company issued 2,500,000 shares each to two officers, respectively, in lieu of salaries owed.

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


STOCK OPTIONS AND WARRANTS
--------------------------
                                               Options        Warrants    Price

 Outstanding at April 30, 1994                 247,000         173,500

         Granted                                  --              --

         Exercised                                --              --

         Expired                               (67,000)        (57,832)

         Retired                                  --              --
                                            ----------      ----------
Outstanding at April 30, 1995                  180,000         115,668

         Granted                                58,300                     $2.00

         Granted                                 --            625,000     $2.00

         Exercised                                --              --

         Expired                               (66,000)        115,668

         Retired                                  --              --
                                            ----------      ----------

Outstanding at April 30, 1996:                 172,300         625,000


         Granted                             1,129,333              $1.00 - 2.12

         Granted                                  --         1,062,500     $4.75

         Exercised                                --              --

         Expired                              (500,000)           --

         Retired                                  --              --
                                            ----------      ----------

Outstanding at April 30, 1997,
        1998 and 1999                          801,633       1,687,500
                                            ----------      ----------

         The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has adopted the disclosure only provisions of SFAS 123 "Accounting for Stock Based Compensation". Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the Company's option plans been determined based on fair value at the grant date for the awards consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have not been effected for the fiscal year ended April 30, 1999.


         The fair value of each option grant is estimated based on the date of grant using the Black - Scholes option pricing model with the following assumptions used for grants: No dividend yield; expected volatility of .87%; risk free interest rate of 6%; and expected lives of 3 years.


11.      CONSULTING AGREEMENT
         --------------------
         In May 1997, the Company entered into a consulting agreement with Meadows Management ("Meadows") for a two year period at $2,000 per week. In addition to the fee arrangement, Meadows received 25,000 shares of Series C Preferred Stock for $1.00 per share, each of which are convertible into 100 shares of common stock. The Company attributed a value of $425,000 to the stock, with the excess of $400,000 over the amount paid recorded as prepaid compensation. Subsequently, in December 1997, the Company terminated the arrangement because of its belief of non performance by Meadows. Any remaining prepaid compensation related to the stock was written off to expense upon termination. The Company has been attempting to get the stock back from Meadows.


12.      SALE OF BUILDING
         ----------------
         On December 23, 1998, the Company entered into a real estate purchase agreement ("Purchase Agreement") by and among the Company, Salvatore Crimi and Sun Associates, LLC ("Sun"), a company controlled by Betty Sun, (as record title holder) who is the wife of Pershing Sun a director of the Registrant. The Company has agreed to sell the property for $1,100,000. A portion of the proceeds was used to pay the mortgage securing the property. The balance was used for working capital. Simultaneously with this sale the Company and Sun entered into a lease agreement (the "Lease Agreement") pursuant to which Sun leased the property to the Company. The annual basic rent for the period December 31, 1998 ending December 31, 1999 is $168,000. Annual rent increases wll not be greater than $8,985 per year. The Company has a repurchase option (the "Option") to repurchase the property up to June 23, 1999 for $1,155,000 net of Sun Associates' transaction costs, based on the Company being in compliance with certain covenants. The Option provides that if Sun Associates sells the property prior to December 31, 1999, 50% of the profits go to the Company based on the Company being in compliance with certain covenants.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company has had no changes in or disagreements with its Accountants.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

The Officers and Directors of the Company, and certain further information concerning them, is set forth below:


NAME                            AGE        POSITION

Salvatore Crimi                 74        Chairman and Chief Executive Officer
Pershing Sun                    56        President and Director
Angelo Crimi                    47        Secretary and Director
Franklin Pinter                 49        Director
Syd Mandelbaum                  49        Director
Francis Fitzpatrick             58        Director


         Salvatore Crimi has served as the Chairman of the Board of Directors and Chief Executive Officer of the Company since September 1996. From 1974 to 1996 Mr. Crimi served as Chairman of the Board and Chief Executive Officer of Salex Fleet Specialists, a corporate entity separate and distinct from the Company (the "Prior Company"). He is the father of Angelo Crimi, Secretary of the Company.

         Pershing Sun has served as a Director of the Company and Chief Information Officer of the Company since September 18, 1996. In March 1998, Mr. Sun was appointed President of the Company. From September 1996 until March 1998, Mr. Sun served as Senior Vice President of the Company. From 1991 to 1996 Mr. Sun served as Chief Information Officer of the Prior Company.

         Angelo Crimi has served as Secretary of the Company since September 1996. From September 1996 until March 1998. Mr. Crimi was Vice President of the Company and from September 1996 until June 1998, Mr. Crimi was a Director of the Company. From 1995 to September 1996 Mr Crimi served as President of the Prior Company. From September1994 to September 1995, Mr. Crimi served as the Prior Company's Executive Vice President. Mr. Crimi is the son of Salvatore Crimi. Mr. Crimi graduated from SUNY in 1973.

         Franklin T. Pinter has served as a Director of the Company since January 1997. From 1984 to the present Mr. Pinter has served as a Financial Consultant and Estate Planner with the firms of Merrill Lynch and Arnone, Lowth & Fanning.

         Francis Fitzpatrick has served as a Director of the Company since September 1996. Mr. Fitzpatrick has served as a Vice President of Fitzpatrick Brothers Corporation, an auto collision repair facility, since 1982.

         Syd Mandelbaum has served as a Director of the Company since December 1997. Mr. Mandelbaum has been an account executive for Toshiba American Medical Systems since 1997. From 1993 to 1997 Mr. Mandelbaum served as a laser flow cytometry specialist with the Coulter Corporation. Form 1990 to 1993 Mr. Mandelbaum was a Vice President of Cell Measurement Systems for Imager Instrumentation.

ITEM 10. EXECUTIVE COMPENSATION


                           SUMMARY COMPENSATION TABLE


                                 ANNUAL COMPENSATION ($)              LONG TERM COMPENSATION
                                 -----------------------              ----------------------
                                                                              AWARDS
                                                                              ------
Name and                                             Other Annual
PRINCIPAL POSITION            YEAR       SALARY      COMPENSATION     RESTRICTED STOCK AWARDS ($)
------------------            ----       ------      ------------     ---------------------------
SALVATORE CRIMI               1999       75,000         10,072(2)
Chairman, CEO and President   1998      140,000(1)      10,072(2)               47,500(7)
PERSHING SUN President and    1999       75,000          8,449(4)
Director                      1998      120,000(3)       8,449(4)               47,500(7)
ANGELO CRIMI                  1999       75,000         11,477(6)
Secretary and Director        1998      100,000(5)      11,477(6)


(1) Includes $47,946 representing accrued but unpaid salary.  SEE Note (7).

(2) Includes $6,110 representing car and commuting allowance and $3,962 representing the value of certain health insurance benefits provided by the Company.

(3) Includes $34,615 representing accrued but unpaid salary. SEE Note (7).

(4) Includes $4,207 representing car and commuting allowances and $4,242 representing the value of certain health insurance benefits provided by the Company.

(5) Includes $21,154 representing accrued but unpaid salary.

(6) Includes $5,212 representing car and commuting allowances and $6,264 representing the value of certain health insurance benefits provided by the Company.

(7) Pursuant to the Settlement Agreement dated January 11, 1999 as filed on Form 8-K on February 18, 1999, Messrs. Crimi and Sun each accepted 2,500,000 shares of the Company's Common Stock (the "Shares") in lieu of accrues but unpaid salary. The shares were valued at $0.019, $0.001 less than the closing price of the Shares on the day awarded.


All options issued by the Company have expired without being exercised.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of April 30, 1999, with respect to each beneficial owner of five percent (5%) or more of the outstanding shares of Common Stock of the Company or holders of shares of Preferred Stock convertible into such shares of Common Stock, each officer and director of the Company and all officers and directors as a group. Unless otherwise indicated, the address of each such person or entity is c/o the Salex Holding Corporation, 50 Laser Court, Happauge, New York 11788.(1)



                                                     NUMBER OF SHARES OF     PERCENTAGE OF TOTAL SHARES OF
                                                OUTSTANDING COMMON STOCK          OUTSTANDING COMMON STOCK
                                                ------------------------          ------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER              BENEFICIALLY OWNED (1)                BENEFICIALLY OWNED
------------------------------------              ----------------------                ------------------
Salvatore Crimi Family Limited Partnership             1,077,796                             6.00%
Meadows Management. LLC                                1,250,000(3)(4)                       6.50%
    1500 Hempstead Turnpike
    East Meadow, NY 11554
Dr. Robert Cohen                                       1,250,000(3)(4)(5)                    6.50%
    1500 Hempstead Turnpike
    East Meadow, NY 11554
Dr. Alan Cohen                                         1,250,000(3)(4)(6)                    6.50%
    1500 Hempstead Turnpike
    East Meadow, NY 11554
Eleanor Cohen                                             84,656                              .01%
    Maple Avenue, Box 608
    Woodridge, NY 12789
Guardian Angel Management, Ltd.                        1,250,000(3)(4)(7)                    6.50%
    147 Redpoll Circle
    North Hills, Ny 11577
Jonathan Pratt                                         1,250,000(3)(4)(8)                    6.50%
    147 Redpoll Circle
    North Hills, Ny 11577
Salvatore Crimi                                        3,199,295                            17.77%
Susan Tauss-Giovinco                                     313,974                             1.74%
Pershing Sun                                           3,347,729                            18.59%
Michael Sun                                              478,809                             2.66%
Jennifer Sun                                             478,810                             2.66%
Franklin Pinter                                          100,000                             0.56%
Francis Fitzpatrick                                       53,376                             0.30%
Harrison Fitzpatrick                                      53,376                             0.30%
Dickinson Holding Corporation                            210,029                             1.17%
    c/o Synergistic Holdings Corp.
    405 6th Avenue
    PO BOX 9111
    Des Moines, IA 50305
Angelo Crimi                                               - - -                             - - -
Syd Mandelbaum                                             - - -                             - - -
All directors and executive officers as a              7,778,196                            43.20%
group (6 entities listed)

(1) Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of Common Stock subject to options or preferred stock held by that person that are currently exercisable or convertible






Within 60 days of April 30, 1999 are deemed outstanding. To the Company's knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

(2) In calculating the percent of the outstanding shares of Common Stock, all shares issuable on conversion of preferred stock held by the particular beneficial owner that are included in the column to the left of this column are deemed to be outstanding.

(3) Represents shares of Common Stock to be acquired upon the conversion of 12,500 shares of Series C Preferred Stock.

(4) At the annual meeting of shareholders, Meadows Management, LLC ("Meadows"), of which Dr. Robert Cohen and Dr. Alan Cohen are managing members, and Guardian Angel Management, Ltd ("Guardian Angel"), of which Jonathan Pratt is the sole shareholder, intend to vote together on all matters presented as such meeting. In the aggregate this group beneficially owns 2,500,000 shares.

(5) This amount includes all of the shares beneficially owned by Meadows. Dr. Robert Cohen, a managing member of Meadows, has shared voting power and shared investment power. Dr. Robert Cohen disclaims beneficial ownership of such shares.

(6) This amount includes all of the shares beneficially owned by meadows. Dr. Alan cohen, a managing member of meadows, has shared voting power and shared investment power. Dr. Alan Cohen disclaims beneficial ownership of such shares.

(7) The Company intends to challenge the validity of the transfer of 12,500 shares of Series C Preferred Stock from Meadows to Guardian Angel of which Jonathan Pratt is the sole shareholder

(8) This amount includes all of the shares beneficially owned by Guardian Angel. Jonathan Pratt disclaims beneficial ownership of such shares.

         These tables are based upon information supplied by schedules 13d and 13g, if any, filed with the Securities and Exchange Commission (the "SEC"). Unless otherwise indicated in the footnotes to the table and subject to the community property laws where applicable, each of the shareholders named in this table has sole voting and investment power with respect to the shares shown as beneficially owned by him. Applicable percentage of ownership is based on the 18,004,770 shares of Common Stock outstanding on April 30, 1999.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         No transactions between related parties occurred during Fiscal 1999, nor was there a change in any of the relationships that prevailed during Fiscal 1998.

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

         On September 18, 1996, the Company retired 1,453,600 shares of Common Stock purchased by the Company from Mr. Crimi for a purchase price of $2,000,000. As payment for this obligation, the Company and Mr. Crimi agreed to offset the amount owed Mr. Crimi against certain loans made by the Company to Mr. Crimi totaling $1,004,212. In addition, the Company assumed a note payable (the "Note") by Mr. Crimi to a former shareholder of the Company in the amount of $995,788. The Note bears interest at the rate of 10.5% per annum. Payments of $55,086 (representing principal plus accrued interest) are payable on a quarterly basis. Mr. Crimi is the Chairman of the Board of Directors and Chief Executive Officer of the Company. As of April 30, 1999, the outstanding amount owed under the Note is $521,119.


Sale of Registrant's Executive Offices

         On December 23, 1998, the Registrant entered into a real estate purchase agreement ("Purchase Agreement") by and among the Registrant, Salvatore Crimi and Sun Associates, LLC ("Sun Associates"), a limited liability company controlled by Betty Sun, (as record title holder) who is the wife of Perishing Sun, a director of the Registrant. Pursuant to the terms of the Purchase Agreement, the Registrant and Salvatore Crimi agreed to sell to Sun Associates certain property located in Hauppauge New York which is improved with the Registrant's executive offices containing approximately 12,000 square feet of space and a surface parking lot (the "Property"). The purchase price for the Property was $1,100,000. Mr. Crimi was not personally entitled to any portion of the proceeds for the sale of the Property and was only involved in the transaction to the extent that certain title issues required his involvement. Of the proceeds received by the Registrant, $782,325.74 was used to pay the mortgage securing the Property. The balance of the proceeds was used for working capital by the Registrant. Simultaneously with the sale of the Property, the Registrant and Sun Associates entered into a lease agreement (the "Lease Agreement") pursuant to which Sun Associates leased the property to the Registrant. Under the lease agreement, the annual basic rent for the Property during the period commencing December 31, 1998 and ending on December 31, 1999 is $168,000. Such annual basic rent increases, by an amount not greater than $8,985 during each year of the term of the Lease Agreement. As part of the Lease Agreement, the Registrant and Sun Associates entered into a repurchase option agreement (the "Option Agreement") which provides that the Registrant may repurchase the property at any time prior to June 23, 1999 at a purchase price of $1,155,000, net of Sun Associates' transaction costs, provided that the Registrant is not in default under the Lease Agreement. The Lease Agreement further provides that if Sun Associates sells the Property prior to the December 31, 1999 then 50% of the profits resulting from the sale will be paid to the Registrant provided that the Registrant is not in default under the Lease Agreement. Neither of the provisions contained in the Option Agreement occurred.

ITEM 13.     EXHIBITS, LIST AND REPORTS ON FORM 8-K

         The Company filed an 8-K with the Securities and Exchange Commission (the "SEC") on February 18, 1999, which is hereby incorporated by reference pursuant to Rule 12-b-23, (a) (3)(i) and need as such not be filed as an exhibit, responding as it did to Part III, Item 12, of Regulation KSB.

Financial Data Schedule to be provided by Feldman Sherb Horowitz and Co. PC

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


                                             SALEX HOLDING CORPORATION

                                                /s/ Salvatore Crimi
                                               ------------------------
                                                  Salvatore Crimi
                                        Chairman of the Board of Directors
                                            and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signatures                              Title                        Date
    ----------                              -----                        ----

/s/ Salvatore Crimi            Chairman of the Board of            April 4, 2000
 -----------------------       Directors and Chief
Salvatore Crimi                Executive Officer


/s/Regina Auletta              Chief Financial Officer             April 4, 2000
  ----------------------
Regina Auletta


/s/Angelo Crimi                Secretary and Director              April 4, 2000
 -----------------------
Angelo Crimi


/s/ Franklin Pinter            Director                            April 4, 2000
 -----------------------
Franklin Pinter


/s/ Francis Fitzpatrick        Director                            April 4, 2000
 -----------------------
Francis Fitzpatrick


/s/ Syd Mandelbaum             Director                            April 4, 2000
-----------------------
 Syd Mandelbaum