Form 10QSB
period 1999-07-31
SALEX HOLDING CORP /DE/
filed 2000-04-04
CIK 918963

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1999

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

                                 (631) 436-5000

              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: April 3, 2000

18,004,770  shares of common  stock,  $.01 par value.
1,625  Shares of Series A Preferred Stock,  $.01 par value
25,000 Shares of Series C Preferred Stock, $.01 par value

Transitional Small Business Disclosure Format (check one): Yes | | No |X|

            SALEX HOLDING CORPORATION AND SUBSIDIARIES AND AFFILIATE

            --------------------------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      -------------------------------------
                                                                      July 31,
                                                                        1999
                                                                     -----------
                                                                     (Unaudited)

                                     ASSETS

CURRENT ASSETS:

     Cash                                                       $       142,514
     Accounts receivable, net                                         2,607,303
     Prepaid expenses and other current assets                           64,607
                                                                      ----------
       TOTAL CURRENT ASSETS                                           2,814,424
                                                                      ----------

PROPERTY AND EQUIPMENT, net                                              70,854
                                                                      ----------


OTHER NONCURRENT ASSETS

     Goodwill, net                                                      991,250
     Non-competitionm and consulting agreement, net                       6,667
     Other assets                                                        73,321
                                                                      ----------
                                                                      1,071,238
                                                                      ----------
TOTAL ASSETS                                                    $     3,956,516
                                                                      ==========



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

     Bank overdraft                                             $       995,357
     Note payable - finance company                                   1,370,420
     Accounts payable                                                 3,884,874
     Accrued expenses and other current liabilities                     195,129
     Current portion of long-term debt                                  146,656
                                                                      ----------
TOTAL CURRENT LIABILITIES                                             6,592,436
                                                                      ----------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                            348,424
                                                                      ----------
DEFERRED INCOME TAXES                                                    10,000

                                                                      ----------

TOTAL LIABILITIES                                                     6,950,860
                                                                      ----------

STOCKHOLDERS' DEFICIT:

     Preferred  stock - series  A, $.01 par  value - shares
       authorized  20,000, issued and outstanding
       1,625 (liquidation preference $100 per share)                    110,608

     Preferred stock - series C, $.01 par value - shares
       authorized, issued and outstanding 25,000                            250
       Common stock -  $.01 par value - shares authorized 39,000,000
       issued and outstanding 18,004,770                                180,048
     Additional paid-in capital                                       4,559,527
     Accumulated deficit                                             (7,344,777)
     Less: Note receivable                                             (500,000)
                                                                     -----------
       TOTAL STOCKHOLDERS' DEFICIT                                   (2,994,344)
                                                                     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $       3,956,516
                                                                     -----------

                        See notes to finanial statements
                                       -1-

            SALEX HOLDING CORPORATION AND SUBSIDIARIES AND AFFILIATE

            --------------------------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 -----------------------------------------------


                                                     Three months ended July 31,

                                                     ---------------------------
                                                       1999               1998
                                                     --------           -------


NET SALES                                     $     5,603,712    $    5,503,065

COST OF SALES                                       4,768,800         4,540,810
                                                  -----------      -------------

GROSS PROFIT                                          834,912           962,255
                                                  -----------      -------------

SELLING GENERAL AND ADMINISTRATIVE EXPENSES           877,551         1,000,032
                                                  -----------      -------------

LOSS FROM OPERATIONS                                  (42,639)         (37,777)

INTEREST EXPENSE, net                                  65,584          100,047
                                                 ------------      -------------

NET LOSS                                     $       (108,223)  $      (137,824)
                                                 ============       ============

NET LOSS PER SHARE OF COMMON STOCK           $          (0.01)  $         (0.01)
                                                 ============      =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         18,004,770        13,004,770

                                                 ============      =============

      SALEX HOLDING CORPORATION AND SUBSIDIARIES AND AFFILIATE

            --------------------------------------------------------

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                 ----------------------------------------------

                                                     Three months ended July 31,

                                                     ---------------------------
                                                         1999             1998
                                                     -----------     -----------

CASH FLOW FROM OPERATING ACTIVITIES:

     Net loss                                        $ (108,223)     $ (137,824)

     Adjustments to reconcile net loss to net cash provided by operating activities:

        Depreciation and amortization                   52,580           84,017

     Changes in operating assets and liabilities:

       Decrease in accounts receivable                 816,158          300,705
       (Increase) decrease in prepaid expenses
          and other current assets                     (50,329)          38,158
       Decrease in non-compete
          and consulting agreements                     10,000             -
       Increase (decrease) in accounts
          payable accrued expenses                    (689,132)         431,728
                                                    -----------     -----------


NET CASH PROVIDED BY OPERATING ACTIVITIES               31,054          716,784
                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Change in bank overdraft                           59,852            4,798
     Net proceeds from (repayments of) notes payable    57,812         (622,221)
     Principal payments on long-term debt              (46,644)         (23,490)
     Payments on capital lease obligations              (8,345)          (4,360)
     Net proceeds from issuance of preferred stock         -                250
                                                    -----------     -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     62,675         (645,023)
                                                    -----------     -----------

NET INCREASE IN CASH                                    93,729           71,761

CASH - beginning of period                              48,785           55,774
                                                    -----------     -----------

CASH - end of period                              $    142,514     $    127,535
                                                    ===========     ===========

           SALEX HOLDING CORPORATION. AND SUBSIDIARIES AND AFFILIATE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements as of July 31, 1999 and for the three months ended July 31, 1999 have not been audited by independent auditors, but in the opinion of management, such unaudited statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial position, the results of operations and cash flows for the three months ended July 31, 1999.

The consolidated financial statements should be read in conjunction with the financial statements and related notes concerning the Company's accounting policies and other matters contained in the Company's annual report on Form 10-K. The results for the three months ended July 31, 1999 are not necessarily indicative of the results for the full year ending April 30, 2000.

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

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          RESULTS OF OPERATIONS

For the three months ended July 31, 1999 compared to July 31, 1998 net sales of $5.6 million increased by $.1 million or 1.8%. This increase was primarily in the areas of the Company's core operation.

The Company's gross margin decreased to 14.9% as compared to the prior year level of 17.5%. This 2.6% reduction was attributable to an incremental shift of business into those areas of the Company's operations which yield lower gross margins, such as mechanical repairs.

Selling, general and administrative expenses decreased by $122,481 from the previous year. This 12.2% decrease was primarily attributable to payroll reductions as well as other cost saving efficiencies.

Interest expense of $65,584 was a decrease of $34,363 or 34.3%. This decrease was due primarily to a mortgage on the building which had been previously paid off.

     LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operating activities were $31,054 for the three months ended July 31, 1999 compared with $716,784 provided by operating activities for the comparable prior year period. This decrease resulted from changes in accounts payable and prepaid expenses which were partially offset by decreases in accounts receivable.

Net cash provided by financing activities was $62,675 for the three months ended July 31, 1999 compared with $645,023 used in the comparable prior year period. This was primarily due to proceeds from notes payable of $57,812 and a change in bank overdraft of $59,852 and partially offset by principal payments of long term debt of $46,644.

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

                              SALEX HOLDING CORPORATION

April 3, 2000

                                                /s/ Salvatore Crimi
                                                Salvatore Crimi
                                                Chief Executive Officer

April 3, 2000

                                                /s/ Regina Auletta
                                                Regina Auletta
                                                Interim Chief Financial Officer
                                                and Principal Accounting Officer