Form 10QSB
period 1999-10-31
SALEX HOLDING CORP /DE/
filed 2000-04-04
CIK 918963

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended October 31, 1999

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

18,004,770  shares of common  stock,  $.01 par value

1,625  Shares of Series A Preferred Stock,  $.01 par value

25,000 Shares of Series C Preferred Stock, $.01 par value

Transitional  Small  Business  Disclosure  Format  (check one):  Yes | |  No |X|

    SALEX HOLDING CORPORATION AND SUBSIDIARIES AND AFFILIATE

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         October 31,   April 30,
                                                           1999           1999
                                                         ----------   ----------
                                                          (Unaudited)

                                     ASSETS

CURRENT ASSETS:

 Cash                                                  $   116,978   $   48,785
 Accounts receivable, net                                2,066,194    3,423,461
 Prepaid expenses and other current assets                  65,130       14,278
                                                       -----------   -----------
        TOTAL CURRENT ASSETS                             2,248,302    3,486,524
                                                       -----------   -----------

PROPERTY AND EQUIPMENT, net                                 49,517       99,059
                                                       -----------   -----------

OTHER NONCURRENT ASSETS

 Goodwill, net                                             966,875    1,015,625
 Non-competitionm and consulting agreement, net               -          16,667
 Other assets                                              133,321       73,321
                                                       -----------   -----------


TOTAL ASSETS                                           $ 3,398,015   $4,691,196
                                                       ===========   ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Bank overdraft                                       $  1,471,166   $  935,505
 Note payable - finance company                          1,200,602    1,312,608
 Accounts payable                                        3,026,952    4,557,712
 Accrued expenses                                          130,085      211,423
 Current portion of long-term debt                          96,251      201,645
                                                       -----------   -----------
TOTAL CURRENT LIABILITIES                                5,925,056    7,218,893
                                                       -----------   -----------
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS               348,424      348,424
                                                       -----------   -----------

DEFERRED INCOME TAXES                                       10,000       10,000
                                                       -----------   -----------

TOTAL LIABILITIES                                        6,283,480    7,577,317
                                                       -----------   -----------


STOCKHOLDERS' DEFICIT:

 Preferred stock - series A, $.01 par value - shares
   authorized 20,000, issued and outstanding
   10,625 (liquidation preference $100 per share)         110,608       110,608

 Preferred stock - series C, $.01 par value - shares
   authorized, issued and outstanding 25,000                  250           250
 Common stock - series C, $.01 par value -
   shares authorized 39,000,000
   issued and outstanding 18,004,770                      180,048       180,048
     Additional paid-in capital                         4,559,527     4,559,527
     Accumulated deficit                               (7,235,898)   (7,236,554)
     Less: Note receivable                               (500,000)     (500,000)
                                                       -----------   -----------
TOTAL STOCKHOLDERS' DEFICIT                            (2,885,465)   (2,886,121)
                                                       -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT           $ 3,398,015   $ 4,691,196
                                                       ===========   ===========

                        See notes to financial statements

          SALEX HOLDING CORPORATION AND SUBSIDIARIES AND AFFILIATE

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Six months ended October 31,
                                                  ------------------------------
                                                      1999                1998
                                                  ------------       -----------
                                                  (Unaudited)        (Unaudited)

NET SALES                                       $   10,817,665   $   11,268,884

COST OF SALES                                        9,019,936        9,342,203
                                                   ------------     ------------
GROSS PROFIT                                         1,797,729        1,926,681
                                                   ------------     ------------

SELLING GENERAL AND ADMINISTRATIVE EXPENSES          1,671,275        2,197,108
                                                   ------------     ------------

INCOME (LOSS) FROM OPERATIONS                          126,454         (270,427)

INTEREST EXPENSE, net                                  125,797          173,893
                                                   ------------     ------------

NET INCOME (LOSS)                                $         657    $    (444,320)
                                                   ============     ============

NET INCOME (LOSS) PER SHARE OF COMMON STOCK      $        0.00    $       (0.03)
                                                   ============     ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          18,004,770       13,004,770
                                                   ============     ============
                       See notes to financial statements

            SALEX HOLDING CORPORATION AND SUBSIDIARIES AND AFFILIATE

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    Six months ended October 31,

                                                  ------------------------------
                                                       1999             1998
                                                  ------------------------------
                                                    (Unaudited)      (Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:

     Net income (loss)                             $      657      $   (444,320)

     Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
       Depreciation and amortization                  104,292           168,064

     Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable    1,357,266          (327,483)
      (Increase) decrease in prepaid expenses
      and other current assets                        (50,852)           40,583
      Decrease in non-compete and
      consulting agreements                            16,667               -
      (Increase) in other assets                      (60,000)              -
      Increase (decrease) in accounts payable
      and accured expenses                         (1,612,098)          778,942
                                                   -----------       -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES            (244,068)          215,786
                                                   -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                (6,000)              -
                                                   -----------       -----------

NET CASH USED IN INVESTING ACTIVITIES                  (6,000)              -
                                                   -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Change in bank overdraft                         535,661           (98,481)
     Net proceeds from (repayments of) notes payable (112,006)           58,187
     Principal payments on long-term debt             (89,249)          (73,933)
     Payments on capital lease obligations            (16,145)          (13,459)
     Payments on mortgage obligations                     -             (32,756)
                                                   -----------       ----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES   318,261          (160,442)
                                                   -----------       -----------

NET INCREASE IN CASH                                   68,193            55,344

CASH - beginning of period                             48,785            55,774
                                                   -----------       -----------

CASH - end of period                              $   116,978      $    111,118
                                                   ===========       ===========

                        See notes to financial statements

          SALEX HOLDING CORPORATION. AND SUBSIDIARIES AND AFFILIATE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  The accompanying unaudited consolidated financial statements as of October 31, 1999 and for the six months ended October 31, 1999 have not been audited by independent auditors, but in the opinion of management, such unaudited statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial position, the results of operations and cash flows for the six months ended October 31, 1999.

The consolidated financial statements should be read in conjunction with the financial statements and related notes concerning the Company's accounting policies and other matters contained in the Company's annual report on Form 10-K. The results for the three and six months ended October 31, 1999 are not necessarily indicative of the results for the full year ending April 30, 2000.

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

 ITEM 2 MANAGEMENT'S  DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

 RESULTS OF OPERATIONS

For the three and six months ended October 31, 1999 net sales $5.2 million and $10.8 million decreased by $.6 million and $.5 million respectively in the comparable prior year periods. These decreases were in the areas of the Company's core operations with sales shifting between the various components of such operations.

The Company's gross margin was 18.4% for the quarter as compared to 16.7% for the prior year's period or a 1.7% increase. For the six months the Company's gross margin declined by .5% to 16.6% as compared to 17.1% in the comparable periods in the prior year. In each instance, the increases and decreases were due to the incremental shift of business into those areas of the Company's operations.

For the three months ended October 31, 1999 general and administrative expenses decreased by $403,352 over the same period from the previous year. This 33.7% reduction was primarily attributable to reductions in payroll.

For the six months ended  October 31, 1999 selling,  general and  administrative
expenses   decreased  by  $525,833  or  23.9%.   This   decrease  was  primarily
attributable to cost saving efficiencies as stated above.

For the quarter ended October 31, 1999 interest expense of $60,213 declined $13,633 or 18.5% for the same period last year. For the six months ended October 31, 1999 interest expense was $125,797 decreased $48,096 or 27.7%. This decrease was primarily attributable to a mortgage which was in default in 1998 being satisfied.

  LIQUIDITY AND CAPITAL  RESOURCES

Net cash flow used in operating activities was $244,068 for the six months ended October 31, 1999 compared with $215,786 provided by operating activities for the comparable prior year period. This decrease resulted from changes in accounts payable, other assets and prepaid expenses which were partially offset by decreases in accounts receivable.

Net cash flows used in investing activities for the six months ended October 31, 1999 was $6,000 which was due to the purchase of equipment.

Net cash provided by financing activities was $318,261 for the six months ended October 31, 1999 compared with $160,442 used in the comparable prior year period. This was primarily due to principal payments of long term debt of $89,249, payments of notes payable of $112,006 and was partially offset by a change in bank overdraft of $535,661.

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

       ITEM 4  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
               Not Applicable

       ITEM 5  OTHER INFORMATION
               Not Applicable

       ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K
              (a) EXHIBITS

               Exhibit 11     Not Applicable
               Exhibit 27     Financial data schedule

              (b) REPORTS ON FORM 8-K
              Not Applicable

   SIGNATURES

  Pursuant to the requirements of Section 13 or 15 (d)of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


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