Form 10QSB
period 2000-01-31
SALEX HOLDING CORP /DE/
filed 2000-04-04
CIK 918963

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended January 31, 2000

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

Transitional Small Business Disclosure Format (check one): Yes | | No |X|

              CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       January 31,     April 30,
                                                          2000            1999
                                                       -----------   -----------
                                                       (Unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash                                             $      98,170   $     48,785
  Accounts receivable, net                             1,833,375      3,423,461
  Prepaid expenses and other current assets               79,954         14,278
                                                      -----------    -----------
     TOTAL CURRENT ASSETS                              2,011,499      3,486,524
                                                      -----------    -----------
PROPERTY AND EQUIPMENT, net                               17,579         99,059
                                                      -----------    -----------
OTHER NONCURRENT ASSETS
  Goodwill, net                                          942,500      1,015,625
  Non-competitionm and consulting agreement, net            -            16,667
  Other assets                                            44,821         73,321
                                                      ----------     -----------
                                                         987,321      1,105,613
                                                      ----------     -----------
TOTAL ASSETS                                       $   3,016,399   $  4,691,196
                                                      ==========     ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Bank overdraft                                   $  1,950,980    $    935,505
  Note payable - finance company                        658,677       1,312,608
  Accounts payable                                    2,832,103       4,557,712
  Accrued expenses                                       99,322         211,423
  Current portion of long-term debt                      47,937         201,645
                                                     ----------      -----------
    TOTAL CURRENT LIABILITIES                         5,589,019       7,218,893
                                                     ----------      -----------
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS            348,424         348,424
                                                     -----------     -----------
DEFERRED INCOME TAXES                                    10,000          10,000
                                                     -----------     -----------
TOTAL LIABILITIES                                     5,947,443       7,577,317
                                                     -----------     -----------


STOCKHOLDERS' DEFICIT:
 Preferred stock - series A, $.01 par value - shares
  authorized 20,000, issued and outstanding
  1,625 (liquidation preference $100 per share)         110,608         110,608
 Preferred stock - series C, $.01 par value - shares
  authorized, issued and outstanding 25,000                 250             250
  Common stock -  $.01 par value -
  shares authorized 39,000,000
  issued and outstanding 18,004,770                     180,048         180,048
 Additional paid-in capital                           4,559,527       4,559,527
 Accumulated deficit                                 (7,281,477)     (7,236,554)
     Less: Note receivable                             (500,000)       (500,000)
                                                    -----------      -----------
 TOTAL STOCKHOLDERS' DEFICIT                         (2,931,044)     (2,886,121)
                                                    -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT        $  3,016,399    $  4,691,196
                                                    ===========      ===========

                        See notes to financial statements

 SALEX HOLDING CORPORATION AND SUBSIDIARIES AND AFFILIATE

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Three months ended January 31,      Nine months ended January 31,
                                                    -------------------------------      ---------------------------------
                                                         2000            1999                2000              1999
                                                    -------------   --------------       -------------     ---------------
                                                     C>


NET SALES                                           $  4,702,903    $   5,619,637        $  15,520,568     $  16,888,523

COST OF SALES                                          3,902,654        4,658,939           12,922,590        14,001,142
                                                    -------------   -------------        -------------         -------------

GROSS PROFIT                                             800,249          960,698            2,597,978         2,887,381
                                                    -------------   -------------        -------------         -------------

SELLING GENERAL AND ADMINISTRATIVE EXPENSES              791,564          962,968            2,462,839         3,157,796
                                                    -------------   -------------        -------------         -------------

LOSS FROM OPERATIONS                                       8,685           (2,270)             135,139          (270,415)

INTEREST EXPENSE, net                                     54,265           75,769              180,062           249,662

LOSS ON SALE OF LAND AND BUILDING                           -             311,408                 -              311,408
                                                    -------------   -------------        -------------         -------------

LOSS BEFORE TAXES ON INCOME                              (45,580)        (389,447)             (44,923)         (831,485)
                                                             -
PROVISION FOR INCOME TAXES                                   -              1,066                  -               3,346
                                                    -------------   -------------        -------------         -------------

NET LOSS                                            $    (45,580)   $    (390,513)       $     (44,923)       $ (834,831)
                                                    =============   =============        =============         =============

NET LOSS PER SHARE OF COMMON STOCK                  $      (0.00)   $       (0.03)       $       (0.00)       $    (0.07)
                                                    =============   =============        =============         =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            18,004,770       12,612,331           13,004,770        11,501,220
                                                    =============   =============        =============        =============










                        See notes to financial statements
                                       -2-

         SALEX HOLDING CORPORATION AND SUBSIDIARIES AND AFFILIATE

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                   Nine months ended January 31,
                                                  ------------------------------
                                                        2000             1999
                                                  --------------   ------------

CASH FLOW FROM OPERATING ACTIVITIES:
 Net income (loss)                                $  (44,923)      $   (834,831)

 Adjustments to reconcile net income (loss) to net
 cash  provided  by operating activities:
 Depreciation and amortization                       156,005            174,529
 Loss on sale of land and building                      -               311,408

Changes in operating assets and liabilities:
 Decrease in accounts receivable                   1,590,086              3,604
(Increase) decrease in prepaid expenses and other
current assets                                       (65,676)            (5,347)
Decrease in non-compete and consulting agreements     16,667             60,000
(Increase) decrease in other assets                   28,500            (12,000)
Increase (decrease) in accounts payable
 and accrued expenses                             (1,837,710)           441,070
                                                  --------------    ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES          (157,051)            138,433
                                                  ==============    ============

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of furntiure and fixtures              (1,400)               -
     Proceeds from sale of land and building            -             1,090,701
                                                  -------------     ------------

NET CASH PROVIDED BY(USED IN)INVESTING ACTIVITIES    (1,400)          1,090,701
                                                  -------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Change in bank overdraft                       1,015,475              -
     Net proceeds from (repayments of) notes payable (653,931)         (370,486)
     Principal payments on long-term debt            (132,963)         (970,011)
     Payments on capital lease obligations            (20,745)             -
     Net proceeds from issuance of common stock         -                95,000
                                                 ------------       ------------

NET CASH PROVIDED BY(USED IN)FINANCING ACTIVITIES     207,836        (1,245,497)
                                                 ------------       ------------

NET INCREASE (DECREASE) IN CASH                        49,385           (16,363)

CASH - beginning of period                             48,785            55,774
                                                 ------------       ------------

CASH - end of period                             $     98,170       $    39,411
                                                 ============       ============

                        See notes to financial statements
                                       -3-

SALEX HOLDING CORPORATION. AND SUBSIDIARIES AND AFFILIATE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements as of January 31, 2000 and for the nine months ended January 31, 2000 have not been audited by independent auditors, but in the opinion of management, such unaudited statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial position, the results of operations and cash flows for the nine months ended January 31, 2000.

The consolidated financial statements should be read in conjunction with the financial statements and related notes concerning the Company's accounting policies and other matters contained in the Company's annual report on Form 10-K. The results for the three and nine months ended January 31, 2000 are not necessarily indicative of the results for the full year ending April 30, 2000.

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

Simultaneously with this sale the Company and Sun entered into a lease agreement (the "Lease Agreement") pursuant to which Sun leased the property to the Company. The annual basic rent for the period December 31, 1998 to December 31, 1999 was $168,000. Annual rent increases will not be greater than $8,985 per year. The Company had a repurchase option (the "Option") to repurchase the property up to June 23,1999 for $1,155,000 net of Sun Associates' transaction costs, based on the Company being in compliance with certain covenants. The Option provided that if Sun Associates sells the property prior to December 31, 1999, 50% of the profits go to the Company based on the Company being in compliance with certain covenants.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
       RESULTS OF OPERATIONS

For the three and nine months ended January 31, 2000, net sales of $4.7 million and $15.5 million and for the three and nine months ended January 31, 1999 net sales decreased 16.3% and 8.0% from $5.6 million and $16.9 million respectively in the comparable year periods. These decreases were primarily due to the loss of several customers as well as sales shifting between various components of operations.

The Company's gross margin was 17.0% for the quarter ended January 31, 2000 as compared to 17.1% for the prior year's period or a decrease of .1%. For the nine months ended January 31, 2000 the Company's gross margin declined by .4% to 16.7% as compared with 17.1% for the comparable period in the prior year. In each instance, the reductions of margin were attributable to an incremental shift of business into those areas of the Company's operations which yield lower gross margins, such as mechanical repairs as well as our industry wide competitive decline in the margins earned for glass replacement services.

For the three months ended January 31, 2000, selling, general and administrative expenses decreased by $171,404 over the same period from the previous year. This 17.8% decrease was attributable to a large cut back in personnel to accommodate the lower sales volume, general efficiencies in costs and a reduction of consulting costs.

For the nine months ended January 31, 2000, selling, general and administrative expenses decreased by $694,957. This 22.0% decrease was attributable to basically the same reductions for the quarter ended January 31, 2000 with a greater emphasis on cost reductions in the first six months.

For the quarter ended January 31, 2000, interest expense of $54,265 declined 28.4% from $75,769 for the same period in the prior year. The decrease of $21,504 was primarily due to a cessation of mortgage interest since the mortgage was satisfied with the sale of the building. For the nine months ended January 31, 2000, interest expense of $180,062 declined 27.9% from $249,662 for the same period in the prior year. This decrease was primarily due to the sale of the building and the mortgage being retired.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow used in operating activities were $157,051 for the nine months ended January 31, 2000 compared with $138,433 provided by operating activities for the comparable prior year period. This decrease resulted from changes in accounts payable and prepaid expenses which were partially offset by decreases in accounts receivable.

Net cash flow used in investing activities was $1,400 for the nine months ended January 31, 2000 due to the purchase of new equipment. Sale and lease back of the Company's headquarters of $1,090,701 were provided from investing activities for the nine months ended January 31, 1999.

Net cash provided by financing activities was $207,836 for the nine months ended January 31, 2000 compared with $1,245,497 used in the comparable prior year period. This was primarily due to principal payments of long term debt of $132,963, repayments of notes payable of $653,931 and was partially offset by $1,015,475 as a result of a change in the bank overdraft.

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